Form 10QSB
period 1996-06-30
INDUSTRIAL TECHNOLOGIES INC
filed 1996-08-15
CIK 802916

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

                                     FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended JUNE 30, 1996
                                   -------------

    Commission file number 1-10790
                           -------

                            INDUSTRIAL TECHNOLOGIES, INC.
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

    DELAWARE                                     04-2596252
- --------------------------------            ---------------------
(State or other jurisdiction of                  I.R.S. Employer
incorporation or organization                    Identification Number

One Trefoil Drive, Trumbull, CT                       06611
- ----------------------------------------         -----------------
(Address of Principal Executive Offices)              (Zip Code)

                                    (203) 268-8000
- --------------------------------------------------------------------------------
                   (Issuer's Telephone Number, including Area Code)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d)of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No   .
   ----     ----

    As of June 30, 1996, the registrant had outstanding 5,368,298 shares of Common Stock, $.01 par value.

    Transitional Small Business Disclosure Format.

Yes      No X  .
   ----     ----

                                        INDEX

                            INDUSTRIAL TECHNOLOGIES, INC.

                                                                     Page No.
                                                                     --------

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                            3-6

              Consolidated Balance Sheets,
              June 30, 1996, and September 30, 1995                       3

              Consolidated Statements of Operations, Three
              Months and Nine Months Ended, June 30, 1996,
              and 1995                                                    4

              Consolidated Statements of Cash Flows, Nine
              Months Ended June 30, 1996, and 1995                        5

              Notes to Consolidated Financial Statements                  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         7-8

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                           9

Item 6.       Exhibits and Reports on 8-K                                 9

SIGNATURES                                                                10

                            PART I - FINANCIAL INFORMATION

                     INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                             CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                               June 30,        September 30,
                                                                                 1996               1995
                                                                            -------------      --------------
                                                                              (Unaudited)


ASSETS
Current assets:
     Cash and cash equivalents                                              $    205,984       $     214,448
     Trade accounts receivable, less allowance for doubtful
          accounts of $33,977 in fiscal 1996 and $41,864 in fiscal 1995        1,607,203           2,080,270
     Inventories                                                               1,823,901           1,806,893
     Prepaid expenses and other current assets                                   131,992              65,711
                                                                            -------------      --------------
          Total current assets                                                 3,769,080           4,167,322

Property and equipment, net                                                       73,482              38,682
Intangible and other assets, net                                                  70,451              69,364
Costs in excess of net assets of business acquired                             3,343,646           3,574,242
                                                                            -------------      --------------
          Total assets                                                       $ 7,256,659        $  7,849,610
                                                                            -------------      --------------
                                                                            -------------      --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                                          $    525,776       $     659,462
     Current portion of long-term debt                                            18,500              74,000
     Accounts payable                                                          1,026,432             769,348
     Accrued expenses                                                            952,405             884,608
     Warranty and installation costs                                             280,699             396,360
     Deferred revenue and customer deposits                                      264,719             217,416
                                                                            -------------      --------------

          Total current liabilities                                            3,068,531           3,001,194

Long-term debt                                                                         0             180,000
                                                                            -------------      --------------
          Total  liabilities                                                   3,068,531           3,181,194

Stockholders' equity:
     Common stock, $.01 par value.  Authorized 14,000,000
          shares; issued and outstanding 5,368,298 shares in
          fiscal 1996 and 5,218,298 shares in fiscal 1995                         53,682              52,182
     Additional paid-in capital                                               13,062,904          13,194,272
     Accumulated deficit                                                      (8,928,458)         (8,578,038)
                                                                            -------------      --------------
          Total stockholders' equity                                           4,188,128           4,668,416
                                                                            -------------      --------------

          Total liabilities and stockholders' equity                         $ 7,256,659        $  7,849,610
                                                                            -------------      --------------
                                                                            -------------      --------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Three Months Ended             Nine Months Ended
                                                          ---------------------------    ---------------------------
                                                             June 30,       June 30,       June 30,       June 30,
                                                               1996           1995           1996           1995
                                                          ------------   ------------   ------------   ------------
                                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net sales                                                 $ 1,753,429    $ 2,159,990    $ 5,107,854    $ 6,714,177

Cost of goods sold                                            969,019      1,152,050      2,637,976      3,753,805
                                                          ------------   ------------   ------------   ------------

          Gross profit                                        784,410      1,007,940      2,469,878      2,960,372

Operating expenses:
     Selling                                                  319,012        466,173      1,060,481      1,372,834
     General and administrative                               383,671        241,818      1,102,049        680,524
     Engineering                                              136,787        102,820        350,265        302,081
     Amortization of costs in excess of
          net assets of business acquired                      76,865         76,865        230,596        230,596
                                                          ------------   ------------   ------------   ------------

          Total operating expenses                            916,335        887,676      2,743,391      2,586,035
                                                          ------------   ------------   ------------   ------------

               Operating income (loss)                       (131,925)       120,264       (273,513)       374,337
                                                          ------------   ------------   ------------   ------------

          Interest income (expense), net                      (21,417)       (36,405)       (76,907)      (104,441)
          Other income (expense), net                               0        (46,180)             0        (76,218)
                                                          ------------   ------------   ------------   ------------

               Total other income (expense)                   (21,417)       (82,585)       (76,907)      (180,659)

               Net income (loss)                          $  (153,342)   $    37,679    $  (350,420)   $   193,678
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

               Income/ (loss) per share                   $     (0.03)   $      0.01    $     (0.07)   $      0.06
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------

Weighted average common shares outstanding                  5,233,298      3,480,798      5,233,298      3,480,798
                                                          ------------   ------------   ------------   ------------
                                                          ------------   ------------   ------------   ------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                     INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  Nine Months Ended   Nine Months Ended
                                                                                  -----------------   -----------------
                                                                                       June  30,            June 30,
                                                                                          1996                1995
                                                                                  -----------------   -----------------
                                                                                      (Unaudited)         (Unaudited)

Cash flows from operating activities:
     Net income (loss)                                                            $       (350,420)   $        193,678
     Adjustment to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
          Depreciation                                                                         856              90,953
          Amortization of costs in excess of net assets
               of business acquired                                                        230,596             230,596
          Changes in assets and liabilities:
               Trade accounts receivable                                                   473,067            (507,656)
               Inventories                                                                 (17,008)            671,122
               Prepaid expenses and other current assets                                   (66,281)             (4,380)
               Accounts payable                                                            257,084            (766,876)
               Accrued expenses                                                             67,797            (303,110)
               Warranty and installation costs                                            (115,661)            108,856
               Deferred revenue and customer deposits                                       47,303            (452,811)
                                                                                  -----------------   -----------------
                    Net cash provided by (used for) operating activities                   527,333            (739,628)
                                                                                  -----------------   -----------------

Cash flows from investing activities:
     Capitalization of product software                                                    (35,656)                  0
     Other                                                                                  (1,087)                  0
                                                                                  -----------------   -----------------
                    Net cash used for investing activities                                 (36,743)                  0
                                                                                  -----------------   -----------------

Cash flows from financing activities:
    Net payments on revolving financing agreement                                         (513,686)                  0
     Payments on notes payable to bank                                                           0            (325,000)
     Proceeds from notes payable                                                           200,000                   0
     Payments on notes payable                                                             (55,500)            (61,666)
     Proceeds (costs) from issuance of common stock, net of costs                         (129,868)          1,303,552
                                                                                  -----------------   -----------------
                    Net cash (used for) from financing activities                         (499,054)            916,886
                                                                                  -----------------   -----------------

Net increase (decrease) in cash and cash equivalents                                        (8,464)            177,258
Cash and cash equivalents at beginning of period:                                          214,448             181,148
                                                                                  -----------------   -----------------
Cash and cash equivalents at end of period:                                       $        205,984    $        358,406
                                                                                  -----------------   -----------------
                                                                                  -----------------   -----------------

Supplemental disclosures of cash flow information
Cash paid during period for:
     Interest                                                                     $         69,338    $        106,056
                                                                                  -----------------   -----------------
                                                                                  -----------------   -----------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                    INDUSTRIAL TECHNOLOGIES, INC., AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  NATURE OF BUSINESS

    Industrial Technologies, Inc., ("INTEC"), is a leading manufacturer of advanced sensing, monitoring, computer processing, and inspection technologies used in diverse industrial manufacturing and other applications. INTEC's specialized product and technology divisions are directed to the common mission of developing and implementing leading-edge products and technologies for the improvement of manufacturing productivity and quality.

    INTEC instruments, computers and turnkey systems are designed and manufactured to meet the diverse needs and demanding conditions found in process measurement and control applications. INTEC serves its clients in a broad range of industries ranging from aerospace, communications and industrial equipment suppliers to specialized web process manufacturers in the paper, glass, steel, film, photo-sensitives, aluminum, and rubber industries. INTEC's products and systems are dedicated to improving manufacturing efficiencies and quality required to maintain leadership in highly competitive global markets.

Note 2.  BASIS OF PRESENTATION

    In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary, normal and recurring adjustments which are required to present fairly the financial position of the Company and its subsidiary as of June 30, 1996, and the results of operations and cash flows
for the three months ended June 30, 1996 and June 30, 1995.   Certain
information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the annual financial statements of the Company and notes thereto, contained in the Company's Form 10-KSB, for the fiscal year ended September 30, 1995. The results of operations for the three month period ended June 30, 1996, are not necessarily indicative of those that may be expected for the full fiscal year.

    Note 3. COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with certain officers of the Company. The agreements are for terms ranging from one year to five years and provide for a base salary and certain benefits which are specified in each of the agreements. Each of the agreements also provide for severance pay for termination under certain circumstances which are defined in the agreements. The minimum annual commitments under the agreements are 1996 $353,000; 1997 $145,000; 1998 $145,000; and 1999 $36,250.

         Intec Corp. is currently working with the Department of Environmental Protection of the State of Connecticut (CT-DEP) to review, and to clear, all adverse findings with respect to the Tetrachloroethylene Analysis performed in May 1992. This analysis was performed in conjunction with the CT-DEP Property Transfer Program. A follow-up analysis was made as recently as August 1995. Although the levels of the contaminant have decreased substantially, they still remain above acceptable levels. Appropriate methods are being employed to lower these levels. Tests will continue until compliance levels have been met. The Company has spent approximately $28,000 to date. The Company believes the resolution of this matter will not have a material impact on the financial position, results of operations and cash flows of the Company.

Note 4. INVENTORIES

    The components of inventories are as follows:

                                            June 30, 1996   September 30, 1995
                                       ------------------   ------------------
Raw materials and subassemblies net
  of revenues                                 $ 1,276,730           $1,229,082
Work in process                                   291,824              293,519
Finished goods                                    255,347              284,292
                                                  -------              -------
                                              $ 1,823,901           $1,806,893
                                              -----------           ----------
                                              -----------           ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

    The Company had net sales for the three months ended June 30, 1996 (the current quarter), of $1,753,429 compared to $2,159,990 for the three months ended June 30, 1995 (the prior year quarter). The decrease of $406,561 primarily reflects the shortfall of shipments for the current quarter due to orders delayed until future periods.

    The Company generated gross profits of $784,410 (45% of net sales) for the current quarter compared to gross profits of $1,007,940 (47% of net sales) for the prior year quarter. The decreased amount relates to the decrease in Company sales, and the decrease of gross profit percentage is a result of product and market mix.

    Selling, general and administrative expenses for the current quarter were $702,683 (40% of net sales) compared to $707,991 (33% of net sales) for the prior year quarter. The shift of expenses from selling to general and administrative was due to lower sales, fluctuations in product and market mix, reclassification of certain expenses and adjustments to reserves in the prior year quarter.

    Engineering expenses for the current quarter were $136,787 compared to the prior year quarter of $102,820. This increase reflects the addition of strategic personnel to accelerate new product development.

    Amortization of costs in excess of net assets of business acquired are the same for the current and prior quarters and will continue to be so given the remaining established life of the asset.

    The Company had net interest expense of $21,417 for the current quarter compared to $36,405 in the prior year quarter. This reduction is due to the Company's entering into a revolving financing agreement to replace the existing bank debt which resulted in a reduction in principal outstanding.

    Other expenses for the current quarter have been reclassified to conform with audited fiscal year end 1995 presentation.

    The net loss of $153,342 in the current quarter compares to a profit of $37,679 in the prior year quarter . The decrease in profitability is substantially the result of decreased sales.

    At July 15, 1996, the Company's backlog of customer orders was approximately $2,400,000, compared to approximately $2,200,000 at June 30, 1995. The increase over the levels of the prior year period is a positive trend and management believes this will continue.

NINE MONTHS ENDED JUNE 30, 1996 COMPARED TO NINE MONTHS ENDED JUNE 30, 1995

    The Company had net sales for the nine months ended June 30, 1996, (the current nine months), of $5,107,854 compared to $6,714,177 for the nine months ended June 30, 1995, (the prior nine months). The decrease of $1,606,323 reflects the short fall of orders for the current nine months due to orders delayed until future periods and the prior nine months included improved INTEC sales specifically relating to Far East business.

    The Company generated gross profits of $2,469,878 (48% of net sales) for the current nine months compared to gross profits of $2,960,372 (44% of net sales) for the prior nine months. The decreased amount related to the decrease in Company sales, and the increased gross profit percentage is a result of product and market mix.

    Selling, general and administrative expenses for the current nine months were $2,162,530 (42% of net sales) compared to $2,053,358 (31% of net sales) for the prior nine months. This percentage increase and the shift of expenses from selling to general and administrative was due to lower sales, fluctuations in product and market mix, reclassification of certain expenses and adjustments to reserves in the prior nine months.

    Engineering expenses for the current nine months were $350,265 compared to
the prior nine months of $302,081.   This increase reflects the addition of
strategic personnel to accelerate new product development.

    Amortization of costs in excess of net assets of business acquired are the same for the first nine months of the current fiscal year and will continue to be so given the remaining established life of the asset.

    The Company had net interest expense of $76,907 for the first nine months of the current fiscal year compared to $104,441 the first nine months of fiscal 1995. This reduction is due to the Company's entering into a revolving financing agreement to replace the existing bank debt which resulted in a reduction in principal outstanding.

    Other expenses for the first nine months of the current fiscal year have been reclassified to conform with audited fiscal year end 1995 presentation.

    The net loss of $350,420 in the first nine months of the current fiscal year compares to a profit of $193,678 for the first nine months of fiscal 1995. The decrease in profitability is substantially the result of decreased sales.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity at June 30, 1996, consisted of $205,984 of cash plus the borrowing power under the Company's revolving credit loan agreement ("Loan Agreement") which provides a $2,000,000 revolving credit loan at an annual interest rate of 15%. At June 30, 1996, the Company had borrowed $145,776 under the Loan Agreement, and $212,829 of additional borrowings were available. The Loan Agreement, which is a demand loan, provides for domestic revolving credit through August 31, 1996. The agreement can be extended for additional successive 12 month periods unless terminated by the Company or the lender pursuant to provisions of the Loan Agreement. The Loan Agreement contains certain restrictive covenants which include, among others, covenants prohibiting the incurrence of additional indebtedness and the payment of dividends, and also restrictions on fixed asset expenditures. The Company was in compliance with all covenants at June 30, 1996.

    By Loan Agreement ( "Loan Agreement No. 2") dated effective as of May 20, 1996, the Company borrowed $200,000 from a private source, at an annual interest rate of 8%. Loan Agreement No. 2 provides for monthly interest only payments with a lump sum principal payment on or prior to November 1, 1996. The lender under Loan Agreement No. 2 subordinated its interest and rights to that of the senior lender under the Loan Agreement. At June 30, 1996, the Company was in compliance with all terms of Loan Agreement No. 2. At June 30, 1996, the Company had a working capital of $ 700,549 compared to a working capital of $1,166,128 at fiscal year end 1995. The decline in working capital was a result of the net loss for the current nine months offset by non cash depreciation and amortization expense and the reclassification of subordinated note payable to stockholder to current liabilities.

    The Company may require additional capital to finance current operations, make enhancements to or expansions of its manufacturing capacity, in accordance with its business strategy, or for additional working capital, for inventory and accounts receivable. The Company may also seek additional funds through public or private debt or through bank borrowings. No assurances can be given that future financings will be available with terms acceptable to the Company. Without such future financing, the Company's ability to finance its growth will be severely limited.

CAPITAL EXPENDITURES

    The Company does not have any material commitments for capital expenditures at this time.

EFFECT OF INFLATION

    The Company believes that inflation has not had a material effect on its results of operation or financial condition during the last two fiscal years.

                           PART II - OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

          The Company is not involved in any litigation which is not routine and/or incidental to its business and would have a material impact on the financial position of the Company.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             (a)  Annual meeting held April 16, 1996

             (b)  Directors elected at the Meeting:

                  Gerald W. Stewart
                  Howard Davidoff
                  Eric H. Twerdahl
                  Tancred V. Schiavoni

             (c)  Other matters voted on:

                  Amendment to the 1991 Stock Incentive Plan to increase the number of shares reserved under the Plan to a total of 520,000.


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibit 27 - Financial Data Schedule.

             (b) No reports on Form 8-K were filed by the registrant during the third quarter ended June 30, 1996.

                                     SIGNATURES




    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INDUSTRIAL TECHNOLOGIES, INC.


Date:  August 8, 1996                  By:  /s/ Joseph Schlig
                                          -------------------------------------
                                       Joseph Schlig, Chief Financial Officer,
                                       Vice President and Secretary