Form 10KSB
period 1996-09-30
INDUSTRIAL TECHNOLOGIES INC
filed 1996-12-30
CIK 802916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         For the fiscal year ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

         For the transition period from __________ to __________

         Commission file number:  1-10790

                          INDUSTRIAL TECHNOLOGIES, INC.
           (Exact name of small business as specified in its charter)

          Delaware                             04-2596252
(State or other jurisdiction                (I.R.S. Employer
 of incorporation or                        identification no.)
 organization)

One Trefoil Drive, Trumbull, CT                  06611
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (203)268-8000

Securities registered under Section 12(b) of the Act:

                                                       Name of each exchange on
Title of each class                                    which registered
-------------------                                    ----------------
Common Stock, $.01 par value                           Boston Stock Exchange

Class A Common Stock Purchase Warrants                 Boston Stock Exchange

Class B Common Stock Purchase Warrants                 Boston Stock Exchange

Securities registered under Section 12(g) of the Act:

                                      NONE

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes X   No
         ---    ---
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The issuer's revenues for its fiscal year ended September 30, 1996 were $6,438,213.

         As of November 27, 1996, 5,368,298 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date, was approximately $1,232,556.

         Transitional small business disclosures format (check one):
                    Yes         x No
                 ---           ---

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         Industrial Technologies, Inc. ("Industrial Technologies" or the "Company") develops sensing, monitoring, processing and inspection technologies that operate under the demanding factory floor conditions encountered in a range of industries. Its customers include web process manufacturers of paper, plastic, film, photosensitive materials, steel, aluminum, glass, non-wovens and rubber products and their subsequent converting operations. The Company's industrial computer group offers a full line of industrial strength processors, displays and peripherals designed to operate under harsh temperature, humidity and shock conditions found in factory environments. The Company's industrial computers are also integrated into every inspection system delivered by the Company. The Company's innovative solutions help industrial firms to increase yields, improve product reliability and diminish costs associated with defects, thereby allowing such firms to become more competitive in world markets.

         Industrial Technologies, Inc., incorporated in 1976, is the consolidation of Aerodyne Products Corporation ("APC"), and three other business components: the Amdex Industrial Computer Division ("Amdex"), a wholly-owned subsidiary, Intec Corp. ("Intec") and a subsidiary of Intec, Intec Europe, Ltd. ("Europe"). APC changed its name to Industrial Technologies, Inc. in February 1994 to achieve better name recognition for its core business. The Amdex Division, Intec, and Europe are sometimes collectively included in the term "the Company" where the context requires.

         The Company had an initial public offering in 1991, and some of the proceeds were used to acquire operations to support and compliment the Company's technological base. The assets acquired from Amdex Corporation, late in 1991, which have become the Amdex Division of the Company, are used both in the Company's inspection systems and in its independent product line.

         In May of 1992, the Company acquired Intec Corp., a supplier of laser and camera based inspection systems which was consolidated with the Company's automated inspection group and is known as the "Surface Inspection Division" or the "Intec Inspection Division".

         The Company believes that these two acquisitions have enhanced the Company's technological capabilities and have distinguished the Company as a global leader in the automated inspection business.

         The Company operates two business divisions. The larger division, the Intec Surface Inspection Division, offers a family of standard inspection systems used in web process industries for control of primary and intermediate processes and final inspection of finished material. The second business division, the Amdex Industrial Computer Division, offers a full line of industrial computers, computer monitors, and peripherals designed to operate under harsh temperature, humidity, and shock conditions found in factory environments. Amdex industrial computers are also integrated into inspection systems delivered by the Company.

         The Company sells its products both domestically and internationally, with approximately 60% of its revenues in fiscal year 1996 coming from international markets. A European sales and service operation located near Brussels, Belgium, coordinates distribution of all Company products in Europe and maintains a local spare parts inventory and an applications laboratory. The Company also has distributors and representatives in the Pacific Rim, South America, the Middle East and Africa. Domestically, the Company sells its products directly through its own sales personnel based in Trumbull, Connecticut, and independent representatives throughout North America.


PRODUCTS - IN GENERAL

         The Company currently maintains two product lines. The Company's primary product line is a family of standard web inspection systems used in industry for both the control of intermediate processes and for final inspection of finished material. The second product line is a full line of industrial computers, monitors and peripherals. These products operate under harsh temperature, humidity, shock and other adverse industrial conditions. The Company's industrial computers are also incorporated into inspection systems that the Company currently delivers.

         The Company's products range in price from under $10,000 for industrial computers, $25,000 to $50,000 for a basic detection system, $80,000 to $125,000 for a standard performance inspection system, and $175,000 to $500,000 for an advanced inspection system. The Surface Inspection Division, including the old Aerodyne Systems Division now integrated into the Surface Inspection Division, contributed 88% and 92%, respectively, to revenues for the fiscal years ended September 30, 1996 and September 30, 1995. The Industrial Computer Division contributed 12% and 8%, respectively, to revenues for the fiscal years ended September 30, 1996 and September 30, 1995.


SURFACE INSPECTION DIVISION

         The Surface Inspection Division of the Company was established by combining the technology, product lines and customer base of the Company and its wholly-owned subsidiary, Intec. Currently this division supports more than 800 installed systems worldwide. By monitoring a moving web of material visually searching for surface defects, the Company's systems help manufacturers of a wide range of different materials provide quality product to their customers. Its systems alert users to the precise type, location and size of each defect. Patented and proprietary techniques ensure accuracy by compensating for opacity, gloss, surface roughness and many other factors. The Company's systems have been installed in almost every industry where material is manufactured in a continuous web.

         The Surface Inspection System Division targets those industries that manufacture material on a continuous web. The largest users of these inspection systems have been paper, plastics and photosensitive film suppliers. A number of systems have, however, been utilized by the steel, aluminum, textiles, fibers, glass and rubber industries. As the cost of inspection technology has decreased, the Company believes that new inspection applications have increased.

         Based on the number of active process lines and the typical system configuration purchased by customers in the various market sections, the Company has identified the paper, plastics, photo-sensitives, metals, and converting industries as its five target industry sections, and is focusing substantially all of its efforts on these particular sections.

         The Surface Inspection Division offers three levels of surface inspection equipment based on the level of technological control required. The first level of equipment is a basic detection monitor. This equipment continuously monitors the material and when an anomaly is observed the monitor either notifies the operator by an alarm mechanism and/or sends an electronic signal to another control system for corrective action. The second level of equipment is a standard performance package which not only identifies defects, but also provides a more sophisticated level of process control, assigns physical parameters to categorize defects and provides a detailed quality report. The third level of equipment is configured from standard hardware and software modules to provide the customer with the maximum versatility through the use of multiple detectors, double sided inspection, and the most sophisticated level of defect classification. Systems currently offered by the Surface Inspection Division include:

                        BASIC DETECTION SYSTEM: SMARTCAM

         The SmartCam System is a low cost single and multiple camera based visual inspection system intended primarily for fixed, well-defined applications. SmartCam has an array of CCD elements (charged coupled devices (a capacitor)) which are sensitive to changes in the light pattern caused by passing surface defects or edge features. This line image is scanned, digitized and processed several thousand times every second to insure 100% inspection coverage. When the measured deviation is found to exceed present limits, the SmartCam instantly sets alarms to warn the operator or provide outputs for machine control. SmartCam's open design and low cost are attractive for converters, integrators, and original equipment manufacturers ("OEM's") who want to incorporate the advantages of inspection into their machinery. The base price for a single camera system begins at $25,000.

                    STANDARD PERFORMANCE SYSTEM: SYSTEM 3000

         A laser-based web inspection system, the System 3000 has been designed to provide a compact, medium cost, high performance inspection system for customers who do not require the capabilities of, and who do not wish to incur the expense associated with, purchasing the System 9000. In contrast to the System 9000 which can be configured for simultaneous use of multiple laser or camera scanners, the System 3000 is intended for relatively narrow (60 inches and under) webs and supports only a laser scanner. The System 3000 supports 12 defect types which can be defined by length, width, repeat interval or density. The average sale price is approximately $85,000.

                    ADVANCED CONFIGURABLE SYSTEM: SYSTEM 9000

         The System 9000 incorporates either laser-based or camera-based sensors. Through its defect analysis and display processor, the System 9000 can both detect the size and shape of an overall defect and also provide real time, color graphic computer monitor displays and printed reports relating to such defects. Laser-based and camera based System 9000's sell in the range of $170,000 to $500,000, and up, based on configuration of the product.


INDUSTRIAL COMPUTER DIVISION

         In November 1991, the Company acquired Amdex Corporation ("Amdex"), a PC-based industrial computer assembler. Following the Amdex acquisition, the Company established its Industrial Computer Division which designs, assembles and sells PC-based industrial computers and designs and sells CPU boards, computer monitors and terminals. The Industrial Computer Division also develops customized hardware and software applications.

         The Company's industrial computers are configured to function in the harsh environmental conditions found on the factory floor, including wide temperature fluctuations, electrical isolation, poor air flow and shock and vibration. Industrial computers have applications in the integration of internal development of equipment, external systems and imbedded computer processing.

         Products offered by the Industrial Computer Division embody two key characteristics. The first is the capacity to offer customers the latest computer processor engine, and the second is durability. The Company's experience in building rugged equipment for surface inspection as well as for space and military use has enabled the Company to produce equipment that will work reliably in harsh environments.

PRODUCT DEVELOPMENT

         Based on the increasing customer demand for new technological advances that will enhance performance, the Company engages in both applications and new product development. The Company's objective is to provide a general solution for automated inspection which will satisfy requirements in multiple industries by providing a standard line of products designed for flexibility and modularity. The Company contemplates that such standardized products will ultimately replace all special, one-of-a-kind systems currently in existence. Recent examples of applications and/or new product development include the System 3000 that was introduced in January 1993, and has since become a sales leader, and the development of the repeat pattern recognition (RPR) module for the System 9000 which was instrumental in new business with companies such as Nan Ya Plastics and Tetra Pak. In addition to in-house developments, the Company is continuously looking for product line additions through acquisition, partnerships and/or other business relationships. Examples of such activities are the addition to the product line of an edge crack and spray marking device, the new SmartCam product, and various additions to the Amdex Industrial Computer product line through OEM relationships made over the past several years.


MARKETING

         The Company focuses its sales and marketing efforts on three regions of the world: The Americas, Western Europe and Asia-Pacific. In fiscal year 1996, the Company shipped approximately 40% of its orders to North America, 43% to Western Europe and 17% to the Asia-Pacific market.

         In North America, the Company markets and sells its products both directly and through manufacturer's representatives. A European subsidiary, Intec Europe, Ltd., ("European") located in Zaventem, Belgium, a suburb of Brussels, coordinates sales, distribution and service of all of the Company's products in Europe and works with manufacturer's representatives based in Italy, England, Spain, France, Finland, Sweden, West Germany, Portugal and Belgium. Intec Europe, Ltd. currently employs 8 people.

         The Company also has distributors and representatives in the Pacific Rim, Australia, South America, the Middle East and Africa. The Company's distributors and manufacturer's representatives do not represent the Company exclusively. Under their distribution and manufacturer's representative arrangements with the Company, however, such entities have agreed not to market and sell products manufactured by competitors of the Company. The Company plans to increase its global marketing efforts in fiscal year 1997.

ADVERTISING AND PROMOTION

         The promotional efforts of the Company have included product brochures, press releases, technical presentations before trade and professional groups and video tape presentations by direct mail. The Company has also exhibited its product lines at major industry trade shows.

         The promotional efforts of the Company in fiscal year 1997 will be focused mainly on participation at selected major trade shows, local customer seminars, selected trade advertising, direct mail, conferences and the favorable publicity gained through articles in key industry trade journals.


SERVICE AND WARRANTIES

         The Company services its surface inspection systems from its facilities in Trumbull, Connecticut, and through its office in Belgium. It is anticipated that its representative in Taiwan will begin to service the Company's growing installed base in this area in fiscal 1997. Its Japanese distributor provides service to customers in the Far East and a sales representative in Sweden provides services to certain European and Scandinavian customers. The Company enters into annual maintenance and service contracts with approximately 30% of its customers. Specialized test equipment and service personnel fulfill its maintenance and service obligations. In addition, it routinely conducts training of customer personnel at its Trumbull, Connecticut, facility.

         For surface inspection systems, the Company provides an extensive operating and maintenance training program for customer personnel. System diagnostics enable plant personnel to identify and repair most problems down to the printed circuit board level. Customers are encouraged to purchase spare parts in conjunction with system purchases to ensure maximum equipment on line availability. The Company has established a spare parts policy to ensure an adequate supply of spare parts for equipment in the field. The Company provides a one-year warranty for its surface inspection systems (parts and labor) on all Company fabricated parts and passes on to the ultimate consumer the manufacturers' warranties on OEM components. Through the purchase of an extended preventive maintenance and service warranty, customers can extend the warranty on surface inspection products for an additional six month period or longer.

         The Amdex Division offers no service contracts or training of customer personnel for its products. The Amdex PC-based computer systems have a one-year warranty. Extensive user documentation is provided.

COMPETITION

         The surface inspection industry is highly competitive. The Company's current and future products compete and will compete with similar products marketed by other companies and may compete against other developing technologies. The Company's principal competitors in the laser inspection and line scan technology markets are Sick Optik-Electronik, European Electronic Systems International, ISYS, ABB, Measurex and Eastman Kodak. Other competitors include Lasor, Futek and SIRA, a non-profit corporation. Some of these companies are substantially larger in size and have greater financial, advertising, marketing and other resources than the Company has or may be reasonably expected to have in the future. There can be no assurance that the Company will be able to continue to successfully compete with these or other companies.

         The Company believes that it has several advantages over its competitors in the global marketplace. One advantage is that the Company is, to its knowledge, one of very few companies offering multiple sensor technologies to all major markets worldwide for continuous web processes. Further, the Company believes that it is the only company serving all application areas, e.g., paper, photographic and light sensitive films and plates, plastics, metal, non-wovens, etc. In addition, the Company believes that its twenty five years in the industrial inspection industry, together with its support of multiple industries worldwide in such diverse areas as pulp, paper and photosensitive materials, provide it with greater credibility and experience than many of its competitors who have been in business for a shorter time period. Additionally, the Company's offering of several standardized inspection system models at various prices, including its less capital-intensive systems, provide it with a significant advantage over its competitors who offer a single product. Furthermore, the Company's establishment of multinational sales, distribution and service capabilities have placed it in a position to compete both domestically and abroad.

         The principal competitors of the Company's Industrial Computer Division are IBM, Texas Micro Systems, ICS, Ibus and Action Instruments. The Company believes that several of its product features, including its compact, slim-line product, rugged enclosures, air cooling system, vibration-isolated hard disk drives and the radio frequency interference/electromagnetic interference filtering system enhance the durability and reliability of its products, and provide the Company with a competitive advantage in the PC-based industrial computer market.


MANUFACTURING AND SUPPLIERS

         The manufacturing process for the Company's products consists primarily of assembly and testing of subsystems and components. The Company relies on outside suppliers for all of its manufacturing supplies, parts and components. The Company does rely on a limited number of sole source suppliers and to date has not had any problems obtaining the components and subassemblies needed to complete its products.

If the Company were unable to obtain the required components and subassemblies from its current suppliers, the Company believes that there are a number of other vendors available to satisfy the Company's needs. The Company believes that it is more cost effective to purchase the components and subassemblies than to spend valuable resources to acquire costly capital equipment to manufacture the parts internally.


ENGINEERING, RESEARCH AND DEVELOPMENT

         During the fiscal year ended September 30, 1996, the Company incurred engineering expenses of $644,337, including research and development expenses of $169,000. During the fiscal year ended September 30, 1995, the Company incurred engineering expenses of $390,629, including research and development expenses of $110,000. The increase of $253,708 between 1996 and 1995 is due primarily to the addition of strategic personnel to accelerate new product development.


PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

         The Company currently owns two United States patents for three-dimensional image technology and one United States patent for a mask web inspection system for use in the production of integrated circuits.

         In addition, through the acquisition of Intec in 1992, the Company obtained federal patent protection relating to its surface inspection systems. A number of these patents relate to the tracking of defects through Intec's laser scanner flaw detection system, as well as to the Company's System 3000.

         The Industrial Computer Division has neither applied for nor holds any patents relating to its products.


MAJOR CUSTOMERS

         For fiscal year ended September 30, 1996, there were no customers accounting for 10% or more of the Company's total revenues. For fiscal year ended September 30, 1995, sales to Nan Ya Plastics approximated 15% of consolidated sales. The Company does not anticipate that any one customer will be a major factor in the future. Management believes that as the Company continues to expand and diversifies its product lines and customer base, of which there can be no assurance, its reliance in the future on any single customer will not be significant.

ENVIRONMENTAL COMPLIANCE

         In May of 1992, the Company filed a Form III with the Connecticut Department of Environmental Protection relating to Intec's discovery of the presence of tetrachloroethylene in the soil and possible contamination at its headquarters in Trumbull, Connecticut. This discovery was confirmed by a Limited Phase II Assessment performed by Enviro-Shield, Inc. in April and May of 1992. As of December, 1996, the Company had incurred expenses of approximately $35,000 in connection with the investigation of this matter. Based on preliminary findings and tests as recent as August 23, 1996, the Company does not believe that a significant environmental liability exists, although there can be no assurance that the Company will not incur substantial additional expense in connection with the investigation of this matter or compliance orders from the State of Connecticut. The Company believes that such additional remediation as may be requested will not be material.


EMPLOYEES

         As of December 8, 1996, the Company employed 50 persons in Trumbull, Connecticut, and Brussels, Belgium, on a full-time basis. Eight persons are employed in sales and marketing, seven in technical services, six in engineering, seventeen in manufacturing and twelve in finance and administration. The Company considers its relations with its employees to be satisfactory.


ITEM 2.           DESCRIPTION OF PROPERTY

         The Company occupies approximately 30,000 square feet in a single-story building in a modern industrial park in Trumbull, Connecticut. This facility houses corporate activities, the Intec Inspection Division and the Amdex Industrial Computer Division. The Trumbull, Connecticut, facilities include special optics laboratories, demonstration laboratories, corporate offices, and manufacturing, assembly and testing areas. The Trumbull facilities are leased from an unaffiliated third party under a lease that expires on May 31, 1999, with an option to renew for one additional five-year term. The base annual rent for the premises is approximately $240,000. In addition, the Company pays for common area maintenance, building insurance expenses and real estate taxes. The rent is subject to increase in the event the renewal option is exercised. The Company believes that the Connecticut facility is adequate for its current and anticipated future needs.

         The Company also leases approximately 14,000 square feet in Brussels, Belgium at a cost of approximately $74,000 per year through its subsidiary, Intec Europe Ltd.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to any material legal proceeding and is not aware of any pending or threatened litigation that could have a material adverse effect upon its business, operating results, or financial condition.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                     PART II


ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is currently traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol INTI. The following table sets forth the high and low bid prices quoted on NASDAQ for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                         Fiscal Year Ended              Fiscal Year Ended
                         September 30,1996             September 30, 1995
                         -----------------             ------------------

                         High         Low              High          Low
First Quarter            $1.75       $1.25             $2.12        $0.50
Second Quarter           $1.56       $0.75             $1.38        $0.81
Third Quarter            $1.00       $0.75             $1.69        $1.44
Fourth Quarter           $0.88       $0.31             $2.25        $1.63

         The closing bid quotation on NASDAQ on November 27, 1996 was $0.31 per share of Common Stock. As of November 29, 1996, the Company had approximately 210 stockholders of record.

         The Company has not paid dividends to its stockholders since its inception. The Company's 1996 Financing Agreement described below contains provisions prohibiting the payment of dividends. The Company intends to retain any earnings to finance the growth of the Company.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

         During fiscal year 1995, management was able to effect a significant turnaround beginning with the first quarter and continuing through the entire year. However, in fiscal year 1996, the Company suffered from a reduction in revenues from $9,073,432 to $6,438,213 caused in part by a low opening backlog and lower than anticipated generation and closing of new business proposals.

         The Company has made organization changes and management believes that the expanded and improved marketing and sales organizations will produce profitable results in fiscal year 1997.

         New operations and manufacturing management is revaluating procedures as well as analyzing previous out-sourcing decisions with the view to reducing costs of inventories and also improving shipping schedules. The Company expects these programs to improve gross profits which fell from 46% of net sales in 1995 to 44% of net sales in 1996.

         The Company continues to search for strategic alliances to enhance its position in the markets it serves and to work more closely with other equipment manufacturers to create marketing and sales synergy.

         Increased product development activity in both hardware and software is expected to yield greater benefits for the Company's customers and prospects and thus help increase revenues.

         Although the Company believes its new programs and management will be successful in effecting a turnaround in fiscal 1997, there can be no assurance that it will achieve its objectives.


RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1996 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 1995.

NET SALES

         The Company had net sales for the fiscal year ended September 30, 1996 ("fiscal year 1996"), of $6,438,213 as compared to $9,073,432 for the fiscal year ended September 30, 1995 ("fiscal year 1995"). The decrease reflects the short fall of orders for fiscal year 1996 for both the Inspection and Industrial Computer Divisions along with shipment delays of certain orders of the Inspection Division into fiscal year 1997. Fiscal year 1995 net sales reflected improved performance of the Inspection Division in penetrating the markets in Europe and Asia Pacific.

GROSS PROFIT

         The Company generated a gross profit of $2,843,698 or 44% of net sales for fiscal year 1996 compared to a gross profit of $4,151,427 or 46% of net sales for fiscal year 1995. The decrease in gross profit and gross profit percentages is due primarily to the decrease in net sales and extra discounting on certain major orders for systems due to strong competition and/or to establish a strategic presence in the Asia-Pacific region.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         This category of expenses totaled $2,934,833 or 46% of net sales for fiscal year 1996, compared to $2,874,321 or 32% of net sales for fiscal year 1995. The decrease in selling expense in fiscal year 1996 was due primarily to the reduction of commission expense due to lower net sales, shift of expenses from selling to general and administrative and slightly reduced advertising costs. The increase in general and administrative expense for fiscal year 1996 was due primarily to increased legal cost and increased costs of pursuing new borrowing facilities. Also, fiscal year 1995 general and administrative expense was lower due to favorable adjustments to reserves during that year.


ENGINEERING AND RESEARCH AND DEVELOPMENT EXPENSES

         The Company had engineering and research and development costs of $644,337 or 10% of net sales for fiscal year 1996, compared to $390,629 or 4% of net sales for fiscal year 1995. This increase reflects the addition of strategic personnel to accelerate new product development. The Company believes that the acceleration of product development will have a favorable impact on future net sales.


AMORTIZATION OF COSTS IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

         The Company is amortizing Goodwill associated with the acquisition of Intec over a fifteen year period. Amortization was $307,462 for both fiscal year 1996 and fiscal year 1995.


INTEREST EXPENSE/INTEREST INCOME

         The Company had interest expense of $108,854 or 2% of net sales for fiscal year 1996, compared to $142,319 or 2% of net sales for fiscal year 1995. This reduction is due to the Company's entering into a revolving financing agreement to replace existing bank debt which resulted in a reduction of principal outstanding. Interest income for fiscal year 1996 and fiscal year 1995 were $8,570 and $9,039 respectively.

MISCELLANEOUS EXPENSE

         There were no miscellaneous expenses in fiscal year 1996, compared to $75,000 in fiscal year 1995. The $75,000 was comprised solely of a reserve for an officer's loan generated in 1992 to cover a tax liability caused by the requirement imposed by the underwriter of the Company's 1991 initial public offering on an officer with respect to the conversion of his accrued deferred compensation to shares of stock. The Board of Directors waived interest on this loan and has waived payment of principal (forgave the debt) in view of the circumstances of this loan.

NET INCOME (LOSS)

         The net loss for fiscal year 1996 was $1,143,218 or $.22 per share, compared to a net income of $370,735 or $.10 per share in fiscal year 1995. This significant decline in fiscal year 1996 was due primarily to the reduction in net sales, competitive and strategic pricing in the Far East Market, the minor increase in selling and general and administrative costs, increased engineering and research and development costs offset by reduction in interest and miscellaneous expenses as covered in this discussion. Amortization of cost in excess of net assets of business acquired was $307,462 in fiscal year 1996 and 1995, or $0.06 per share in fiscal year 1996 and $0.08 in fiscal year 1995.


BACKLOG

         At December 9, 1996, the Company's backlog of customer orders was approximately $3,037,000, compared to approximately $1,097,000 at December 19, 1995. This increase in shippable orders reflects improved inspection division activity in all sectors, i.e. North America, Asia Pacific and Europe.


LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1996, the Company had positive working capital of $203,277, compared to a working capital of $1,166,128 at September 30, 1995. The decrease in working capital is due primarily to a net loss of $1,143,218 for the year ended September 30, 1996. During 1996 the Company had positive cash flow from operations of $518,509.

         During 1995 and 1996, the Company received $1,119,496, net of offering expenses, from a private offering for an aggregate of 2,000,000 units of its securities at $.80 per unit. Each unit consists of one share of common stock, one Class C warrant, and one Class D warrant. The Company also distributed 200,000 units to the two placement agents who assisted the Company with the offering. Each Class C and D warrant entitles the holder to purchase one-half share of common stock for a period of three years commencing on December 1, 1995. See Note 7 to the Consolidated Financial Statements for information concerning the warrants.

         As of November 1, 1996, the Company and Intec Europe entered into a commercial revolving loan, demand loan and security agreement (the "1996 Financing Agreement") with American Commercial Finance Corporation ("ACFC"). Pursuant to the 1996 Financing Agreement, the Company and Intec Europe may borrow against eligible accounts receivable and inventory of the Company and Intec Europe amounts not to exceed $1,500,000. In connection with the 1996 Financing Agreement, the Company and Intec Europe delivered to ACFC a revolving promissory note in the principal amount of $1,500,000 and a demand promissory note in the principal amount of $500,000 (collectively, the "Notes"). The total principal amount outstanding under the Notes may not exceed $1,500,000 at any time. The Notes bear interest at 4% per annum above the prime rate on a floating basis and are due and payable on October 31, 1999, unless demand is made by ACFC prior to such date. The Notes are secured by a first priority security interest in all of the Company's personal property. In connection with the execution of the 1996 Financing Agreement, the Company issued to ACFC warrants to purchase 100,000 shares of the Company's Common Stock at an exercise price of $0.50 per share (subject to adjustment), exercisable until October 31, 2003.

         Upon the closing of the 1996 Financing Agreement, the Company received an initial disbursement of $781,500, of which approximately $640,000 was used to repay existing indebtedness of the Company.

         The Company has received proposals from a bank regarding the financing of export material and accounts receivable in conjunction with a guarantee from the US Export Import Bank. The Company has also received a proposal from its new lender for the financing of export accounts receivable. The Company expects to proceed to closure with one of the two proposals, but there are no assurances that the additional loans covered by the proposals will close.

         At December 9, 1996, the Company's backlog of customer orders was approximately $3,037,000, compared to $1,097,000 at December 19, 1995. This increase in the backlog should result in earlier shipments, causing an increase in the associated accounts receivable generated which should increase the borrowing base under the Company's 1996 Financing Agreement and, consequently, the Company's liquidity.


CAPITAL EXPENDITURES

         The Company does not have any commitments for capital expenditures at this time.


EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its results of operation or financial condition during the last two fiscal years. The Company has not entered long-term contracts with its customers or suppliers and has generally been able to pass along increased costs incurred by it.

ITEM 7.  FINANCIAL STATEMENTS

     The Report of Independent Auditors, the consolidated financial statements and related notes that are listed in the Index to Consolidated Financial Statements are included herein on pages F-1 through F-22.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         KPMG Peat Marwick LLP ("KPMG") were previously the principal accountants for the Registrant. The accountants resigned as of August 31, 1995, by letter dated August 30, 1995, attached hereto as Exhibit 16.1, and received August 31, 1995, by the Registrant.

         In connection with the audits of the fiscal years ended September 30, 1994, and September 24, 1993, and the subsequent interim period through August 30, 1995, there were no "disagreements" (as that term is defined in Item 304 of Regulation S-B of the Securities Exchange Act (the "Act")) with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

         The audit reports of KPMG on the consolidated financial statements of the Registrant and its subsidiary, as of and for the years ended September 30, 1994, and September 24, 1993, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, except as follows: KPMG's auditor's report on the consolidated financial statements of the Registrant and its subsidiary, as of and for the years ended September 30, 1994, and September 24, 1993, contained a separate paragraph stating that "the Company is currently in default of a debt agreement and its recurring losses from operations, accumulated deficit and working capital deficiency, raise substantial doubt about the entity's ability to continue as a going concern." Management's plans in regard to these matters were also described in Note 14 to the consolidated financial statements for the fiscal year ended September 30, 1995. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         The Registrant engaged new principal independent accountants, McGladrey & Pullen ("M&P"), to audit the Registrant's financial statements as of and for the year ended September 30, 1995. The engagement was effective as of October 13, 1995 and its terms are set out in the letter dated October 10, 1995, attached hereto as Exhibit 16.3.

         During the Registrant's two most recent fiscal years, and any subsequent period prior to engagement of McGladrey & Pullen, the Registrant has not consulted M&P regarding (i) the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant's financial statements and no written or oral reports were rendered to the Registrant by M&P thereto, or (ii) any matter that was either the subject of a "disagreement" (as that term is defined in Item 304 (a) (1) (iv) of Regulation S-B of the Act).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The current directors and executive officers of the Company, their ages and their positions held in the Company are as follows. Similar information is provided with respect to the key employees of the Company.


Name                         Age      Position
----                         ---      --------
Gerald W. Stewart            52       Chairman, Chief Executive Officer, Director

Joseph Schlig                69       Vice President-Finance, Chief Financial Officer, Treasurer, Secretary

Eric H. Twerdahl             49       President, Chief Operating Officer, Director

Howard Davidoff              40       Director

Tancred Schiavoni            69       Director

Key Employees
-------------

Walter D. Stewart            31       General Manager, Industrial Computer Division

Ludo Soetens                 57       Managing Director, Intec Europe, Ltd.

         Each director is elected for a period of one year at the Company's annual meeting of stockholders and serves until his or her successor is duly elected by the stockholders. In general, vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office.

         The following is a summary of the principal occupations during the past five years of each of the directors, executive officers and key employees named above:

         GERALD W. STEWART. Dr. Stewart was elected Chairman of the Board and Chief Executive Officer of the Company in April, 1988 after serving as President and Chief Executive Officer since October, 1984. Since joining the Company in 1979 as Director of the Center for Chemical and Environmental Physics, Dr. Stewart has held several positions, including Director of Engineering and Vice President for Strategic Planning and Development. Prior to joining the Company, Dr. Stewart served as Chief, Supporting Research Branch at the U.S. Department of Energy's Morgantown Energy Technology Center, where he was responsible for developing new and improved devices for in-process monitoring and the transfer of these technologies to the commercial sector. Dr. Stewart served as assistant professor of chemistry at West Virginia University and as a research associate at both the Massachusetts Institute of Technology and Washington University. Dr. Stewart holds a Ph.D. in Physical Chemistry from the University of Idaho, an M.S. in Physical Chemistry from South Dakota School of Mines and Technology, and a B.S. in Chemistry from Wilmington College. Dr. Stewart is the father of Walter
D. Stewart.

         JOSEPH SCHLIG. Mr. Schlig joined the Company in June 1995 as Vice President-Finance, Treasurer and Secretary. He was elected Chief Financial Officer in September 1995. Prior thereto, for the past five years Mr. Schlig was a business consultant to private companies and the Connecticut Department of Economic Development. Mr. Schlig has many years of business experience including Director of Marketing, Latin America, for ITT and Director of International Operations for Revlon. Mr. Schlig has also operated several small/medium size companies in both the public and private sectors. Mr. Schlig is also a director of Solitron Devices, Inc., a NASDAQ Company. He also serves as a director of the Trumbull Technology Foundation and the Bridgeport Economic Development Corporation. Mr. Schlig has an engineering degree from The Stevens Institute of Technology and an M.B.A. from the Harvard Business School where he was a Baker Scholar. Mr. Schlig is a member of the Audit Committee.

         ERIC H. TWERDAHL. Mr. Twerdahl was elected President and Chief Operating Officer on November 20, 1996, after having served as a Director since January 1996. For more than 5 years prior to joining the company, Mr. Twerdahl was Managing Director of Fox, Twerdahl, Lehmann & Co., an international investment banking firm providing merger & acquisition services. Also, in that capacity, he was U.S. Advisor to government-owned Austrian Industries AG, Vienna, a $17 billion conglomerate in steel, aluminum, chemicals, petrochemicals, and large-scale engineering, where he assisted with M&A and alliances associated with industrial processing technologies. Mr. Twerdahl was Senior Vice President of Japan's Sanwa Bank Ltd., where he established and headed the U.S. Banking and Corporate Finance Division. He holds a B.A. from Johns Hopkins University and an M.B.A. from Boston University.

         HOWARD DAVIDOFF. Since 1987, Mr. Davidoff has been Managing Director of the Venture Capital Department of Carl Marks & Co., Inc. in New York, New York and has served as a director of the Company since November, 1987. From February 1981 to May 1986, Mr. Davidoff was employed by The Chase Manhattan Bank (National

Association) as a corporate lending officer. Mr. Davidoff holds a B.B.S. degree from Boston University and an M.B.A. degree from New York University. Mr. Davidoff is a member of the Compensation and Audit Committees.

         TANCRED SCHIAVONI. Mr. Schiavoni was elected to the Board January 23, 1996. Prior to his retirement in 1991, he was a general partner of Investech, L.P, a private venture capital fund. He holds a B.S. degree in electrical engineering from Columbia University. Mr. Schiavoni is a member of the Compensation Committee.

         WALTER D. STEWART. Mr. Stewart joined INTEC in 1993 as the General Manager of AMDEX Industrial Computer Division. Prior to joining the Company, Mr. Stewart owned and operated B & S Systems Consulting, a company that designed, built and installed computer networks. Mr. Stewart has 10 years of experience working with both mainframe, mini and PC computers and is certified by both Novell and SCO. Mr. Stewart is the son of the Company's Chairman and CEO, Dr. Gerald W. Stewart.

         LUDO SOETENS. Mr. Soetens has been Managing Director of Intec Europe, Ltd., since joining the Company in 1990. He is responsible for all European sales, service and technical support. He has over 24 years of international experience in the process controls industry including sales and administrative management. Previously, Mr. Soetens was a General Manager at Fisher Controls, Belgium. He graduated from the University of Antwerp in Electronic Engineering and also holds a degree in Industrial Marketing and Business Economics.


ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth a summary of all compensation paid by the Company to each of the most highly compensated executive officers, whose total annual salary and bonus exceeded $100,000, for their services in all capacities to the Company and its subsidiary during the fiscal years ended September 30, 1996, September 30, 1995 and September 30, 1994.

                           SUMMARY COMPENSATION TABLE


                                       Annual Compensation                         Long-Term Compensation
                                                                    ----------------------------------------------------
                                                                             Awards                   Payouts
                                                                    ----------------------------------------------------
                                                        Other                     Securities                 All Other
                                                        Annual      Restricted    Underlying               Compensation
                                                     Compensation      Stock       Options/       LTIP         ($)
   Name and                       Salary      Bonus      ($)         Award(s)        SARs       Payouts        (i)
  Principal            Year        ($)         ($)       (e)           ($)           (#)          ($)
   Position            (b)         (c)         (d)                     (f)           (g)          (h)
     (a)

------------------------------------------------------------------------------------------------------------------------
Gerald W. Stewart      1996        $145,000                                            10,000
  Chief Executive    ---------------------------------------------------------------------------------------------------
  Officer              1995        $125,000                                            10,000
                     ---------------------------------------------------------------------------------------------------
                       1994        $125,000                                            10,000

------------------------------------------------------------------------------------------------------------------------
Joseph Schlig          1996        $100,000                                           107,500
  Chief Financial
  Officer, Secretary
  and Treasurer
------------------------------------------------------------------------------------------------------------------------


         The following table sets forth all individual grants of stock options made during the fiscal year ended September 30, 1996, to the named executive officers. No Stock Appreciation Rights ("SARs") were granted.

                                     OPTION/SAR GRANTS IN LAST FISCAL YEAR
                                             (Individual Grants)

-----------------------------------------------------------------------------------------------------------------
                                               Number of         Percent of
                                               Securities      Total Options/
                                               Underlying     SARs Granted to
                                              Options/SARs      Employees in    Exercise or
                                                Granted            Fiscal        Base Price       Expiration
                                                  (#)               Year           ($/Sh)            Date
        Name              Date of Grant           (b)               (c)             (d)              (e)

-----------------------------------------------------------------------------------------------------------------
Gerald W. Stewart      July 23, 1996            10,000             4.3%             $0.81     July 23, 2003

-----------------------------------------------------------------------------------------------------------------
Joseph Schlig          October 13, 1995        100,000            43.2%              $1.50     October 23, 2000

                       July 23, 1996             7,500             3.2%              $0.81     July 23, 2003
-----------------------------------------------------------------------------------------------------------------

         The following table sets forth certain information concerning the number and value of unexercised options held by each named Executive Officer at Fiscal Year-End 1996. No stock options were exercised by any named Executive Officer during Fiscal Year 1996.

      AGGREGATED OPTION/SAR EXERCISES LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUE

-----------------------------------------------------------------------------------------------------------------------
                  (a)                                   (b)                                         (c)
                 Name                           Number of Securities                       Value of Unexercised
                                               Underlying Unexercised                      In-the-Money Options
                                               Options at FY-End (#)                           at FY-End ($)

-----------------------------------------------------------------------------------------------------------------------
                                        Unexercisable          Exercisable          Unexercisable          Exercisable

-----------------------------------------------------------------------------------------------------------------------
    Gerald W. Stewart                      87,000                 23,000             $--                   $--
-------------------------------- --------------------- --------------------- --------------------- --------------------
    Joseph Schlig                           6,000                101,500             $--                   $--
-------------------------------- --------------------- --------------------- --------------------- --------------------


EMPLOYMENT AGREEMENTS

Dr. Gerald W. Stewart

         The Company has entered into an employment agreement (the "Employment Agreement") with Dr. Gerald W. Stewart, as President and Chief Executive Officer, effective January 1, 1994. The Employment Agreement provides for a five-year term and an annual base salary of $125,000 payable in substantially equal payments in accordance with the Company's usual practices, with reimbursement for reasonable business expenses. The base salary was increased to $145,000 per year as of October 1, 1995. A cash bonus determined by the Board of Directors can be earned if the Company meets or exceeds the target goals for the year, as set by the Board of Directors.

         Dr. Stewart's employment may be terminated by the Company at any time for "good cause" (as defined in the Employment Agreement) and Dr. Stewart may terminate his employment at any time by providing 30 days' prior written notice to the Company. Under either of these circumstances, the Company will be obligated to pay Dr. Stewart his base salary plus accrued bonus and expenses through the end of the month of termination. If the Company terminates Dr. Stewart's employment other than for "good cause" or if Dr. Stewart terminates his employment due to a material breach by the Company of the Employment Agreement, Dr. Stewart shall be entitled to receive from the Company a sum equal to the then most recent base salary, payable in 10 consecutive equal monthly installments.

         The Employment Agreement also includes non-competition provisions which prevent Dr. Stewart from competing with the Company while employed by the Company and which prevent Dr. Stewart, for a period of two years, from hiring any employee of the Company or from persuading any employee, customer, independent contractor, dealer, supplier or client of the Company from discontinuing its relationship with the Company. If Dr. Stewart's employment is terminated by the Company without "good cause" or by Dr. Stewart as a result of a material breach of the Employment Agreement by the Company, the two-year period mentioned above shall be reduced to one year.


Joseph Schlig

         The Company has entered into an employment agreement with Mr. Joseph Schlig as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company effective September 30, 1995. The employment agreement provides for a one year term, renewable, and an annual base salary of $100,000 payable in substantially equal payments in accordance with the Company's usual practices, with reimbursement for reasonable business expenses. A cash bonus determined by the Board of Directors can be earned if the Company meets or exceeds the target goals for the year, set by the Board of Directors. In addition, a grant of a qualified option to purchase 100,000 shares of Common Stock was made at the fair market value of the Common Stock on October 1, 1995, the date of grant, exercisable for a period of five years from the date of grant.

         Mr. Schlig's employment may be terminated by the Company at any time for "good cause" (as defined in the employment agreement) and Mr. Schlig may terminate his employment at any time by providing 30 days' prior written notice to the Company. Under either of these circumstances, the Company will be obligated to pay Mr. Schlig his base salary plus accrued bonus and expenses through the end of the month of termination. If the Company terminates Mr. Schlig's employment other than for "good cause" or if Mr. Schlig terminates his employment due to a material breach by the Company of the Employment Agreement, Mr. Schlig shall be entitled to receive from the Company a sum equal to the then most recent base salary, payable in 10 consecutive equal monthly installments.

         The employment agreement also includes non-competition provisions which prevent Mr. Schlig from competing with the Company while employed by the Company and which prevent Mr. Schlig, for a period of two years, from hiring any employee of the Company or from persuading any employee, customer, independent contractor, dealer, supplier or client of the Company from discontinuing its relationship with the Company. If Mr. Schlig's employment is terminated by the Company without "good cause" or by Mr. Schlig as a result of a material breach of the employment agreement by the Company, the two-year period mentioned above shall be reduced to one year.

STOCK OPTION PLANS

         The Company has previously adopted the 1985 Incentive Stock Option Plan (the "1985 Plan"), which provides that options granted thereunder are intended to qualify as "incentive stock options" within the meaning of Section 422 of the United States Internal Revenue Code, as amended (the "Code"). No further options may be granted under the 1985 Plan, but it continues to govern options previously issued pursuant to it.

         The Company has also adopted a 1991 Stock Option Plan (the "1991 Plan"). The 1991 Plan provides for the grant of options intended to qualify as incentive stock options within the meaning of Section 422 of the Code as well as for the grant of nonstatutory options. Although incentive stock options are issuable only to employees of the Company, nonstatutory options may be issued to non-employee directors, consultants and others, as well as to employees. The 1985 Plan and the 1991 Plan are collectively referred to herein as the "Plans".

         The 1985 Plan is administered by the Board of Directors and the 1991 Plan is administered by a committee of no less than two members of the Board of Directors, each of whom is a disinterested person within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934. The Company currently has 62,500 shares of Common Stock reserved for issuance under the 1985 Plan and there are 520,000 shares reserved for issuance under the 1991 Plan. The Board of Directors and the Compensation Committee, respectively determine which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the exercise price thereof.

         The exercise price of incentive stock options may not be less than 100% of the fair market value of the shares of Common Stock on the date the options are granted (110% in the case of an employee who owns, directly or indirectly, at the time of the grant more than 10% of the total combined voting power of all classes of capital stock of the Company (a "10% Stockholder")). The aggregate fair market value (determined as of the date the options are granted) of the shares of Common Stock for which an employee may be granted Incentive Stock options in any calendar year may not exceed $100,000.

         No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may be exercised only by him. In the event of termination of employment other than by death or disability, incentive stocks options will terminate immediately. Under the 1985 Plan, upon termination of employment of an optionee by reason of death, options remain exercisable for ninety days thereafter to the extent they were exercisable on the date of such termination. Also under the 1985 Plan, if an employee is terminated as a result of disability, any outstanding options, to the extent then exercisable, may be exercised within six months. Under the 1991 Plan, upon the death of an optionee, his options remain exercisable for one year thereafter to the extent they were exercisable on the date of death. The 1991 Plan also provides that upon termination of employment of an optionee as a result of disability, any outstanding incentive stock options, to the extent then exercisable, may be exercised within one year.

         The exercise period of the options granted under the Plan cannot exceed 10 years from the date of grant, unless the optionee is a 10% stockholder, in which case the period of the options may not exceed five years from the date of grant. All options granted under the Plans provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no investment other than the consideration paid for his original shares.

         Any options granted under the 1991 Plan that expire unexercised or that terminate become available once again for issuance. Shares issued upon exercise of an option will rank equally with the shares then outstanding.


401K PLAN

         On January 1, 1994, Industrial Technologies, Inc. adopted the "Intec Retirement Plan" with an original effective date of January 1, 1986. The Plan is a qualified 401K Profit Sharing Plan under the Internal Revenue Codes. The Company has made no contributions to the Plan in 1996 and 1995.


COMPENSATION OF DIRECTORS

         Dr. Stewart and Mr. Twerdahl do not receive any compensation for serving as directors. The Company has agreed to reimburse Messrs. Schiavoni and Davidoff for the expenses they incur to attend Board meetings and also to pay each a fee of $1,200 for each meeting attended. In addition, non-employee directors receive a warrant to purchase 6,000 shares upon their re-election to the Board of Directors.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 29, 1996, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock, (ii) each of the Company's directors, and (iii) all directors and officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

Name and Address of                           Number of Shares
Beneficial Owner                              Beneficially Owned         Percentage of Class (1)
----------------                              ------------------         -----------------------
CMNY Capital, L.P. (2)                                 845,663                  15.75%
135 East 57th Street
New York, New York 10022

Howard Davidoff (2)                                     18,000(3)                 .33%
Carl Marks & Co., Inc.
135 East 57th Street
New York, New York 10022

Gerald W. Stewart                                      207,548(4)(7)             3.80%
1079 Boston Post Road
Sudbury, Massachusetts 01776

Eric H. Twerdahl                                       100,000(5)                1.83%
9 Lantern Ridge
New Canaan, CT 06840

Joseph Schlig                                          101,600(6)                1.86%
129 Mayfield Drive
Trumbull, CT 06611

Tancred Schiavoni                                              0                 0%
246 Jennings Road
Cold Spring Harbor, NY 11724

All Directors and Officers                             427,148                   7.53%
as a group (5 individuals)

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days of this filing pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Mr. Davidoff may be deemed to be the beneficial owner of the shares owned by CMNY Capital, L.P. by virtue of his position as Managing Director, Venture Capital Department for Carl Marks & Co., Inc., an affiliate of CMNY Capital L.P., the record owner of these shares. If so Mr. Davidoff would be deemed to own 863,663 shares or 15.53%. Mr. Davidoff disclaims beneficial ownership of the shares owned by CMNY Capital, L.P.

(3)  Includes warrants to purchase 18,000 shares of Common Stock.

(4)  Includes options to purchase 87,000 shares of Common Stock.

(5)  Includes options to purchase 100,000 shares of Common Stock.

(6)  Includes options to purchase 101,500 shares of Common Stock..

(7) From February 16, 1993 to July 23, 1996, the Company has issued incentive stock options to purchase a total of 7,500 shares of the Company's Common Stock at an exercise price of $0.81 to $4.50 per share to Norma Gold, an employee of the Company and Dr. Stewart's wife. Dr. Stewart disclaims any beneficial ownership to Norma Gold's options or the shares of Common Stock issuable upon their exercise.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On March 10, 1992, the Company authorized the grant of an unsecured loan due May 1, 1999 to Dr. Stewart in the amount of approximately $75,000, with interest at the rate of 6% per annum to cover certain income tax liabilities generated from Dr. Stewart's conversion of deferred compensation to restricted stock. The Board of Directors has waived interest payments and the payment of principal effective as of January 23, 1996.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS. The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

     EXHIBIT
       NO.      TITLE
       ---      -----
        3.1     Form of Amended Certificate of Incorporation. (Filed as an
                Exhibit to Form 10-K for the fiscal year ended September 25,
                1992, File No. 1-10790 and incorporated herein by reference.)

        3.2     Form of Amended By-Laws. (Filed as an Exhibit to Form 8-K dated
                May 20, 1992, File No. 1-10790 and incorporated herein by reference.)

        4.1     Form of Amended Certificate of Incorporation, filed as Exhibit
                3.1 hereto.

        4.2     Form of Class C Purchase Warrants. (Filed as Exhibit No. 3(b) to
                Form 10-KSB for the fiscal year ended September 30, 1995, File
                No. 1-10790 and incorporated herein by reference.)

        4.3     Form of Class D Purchase Warrants. (Filed as Exhibit No. 3(c) to
                Form 10-KSB for the fiscal year ended September 30, 1995, File
                No. 1-10790 and incorporated herein by reference.)

        4.4     Letter to Class C Warrantholders, dated as of December 21, 1995.
                (Filed as Exhibit No. 6(m) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

        4.5     Letter to Class D Warrantholders, dated as of December 21, 1995.
                (Filed as Exhibit No. 6(n) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.1     1985 Incentive Stock Option Plan effective as of January 10,
                1985. (Filed as an Exhibit to Form S-1 Registration Statement,
                File No. 33-39967 and incorporated herein by reference.)

       10.2 1991 Stock Option Plan, effective December 3, 1991, and amended by vote of shareholders on April 16, 1996 to increase the number of shares of Common Stock issuable pursuant to options granted thereunder to 520,000. (Filed as Exhibit No. 6(b) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.3     Employment Agreement, dated as of January 1, 1994, between the
                Company and Dr. Gerald W. Stewart. (Filed as Exhibit No. 6(c) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.4     Amendment to Employment, dated October 1, 1995, between the
                Company and Dr. Gerald W. Stewart. (Filed as Exhibit No. 6(d) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.5 Employment Agreement, effective as of October 1, 1995, between the Company and Joseph Schlig. (Filed as Exhibit No. 6(f) to
                Form 10-KSB for the fiscal year ended September 30, 1995, File
                No. 1-10790 and incorporated herein by reference.)

       10.6     Revolving Financing Agreement with Boston Finance and Equity
                Corporation (BFE), August 31, 1995 (with Amendment September 29,
                1995). (Filed as Exhibit No. 6(g) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.7     Supplement to Revolving Financing Agreement with BFE, August 31,
                1995. (Filed as Exhibit No. 6(h) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.8     Security Agreement with BFE, August 31, 1995. (Filed as Exhibit
                No. 6(i) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.9     Supplement to Security Agreement, August 31, 1995. (Filed as
                Exhibit No. 6(j) to Form 10-KSB for the fiscal year ended
                September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.10    Agreement to Issue Warrant to BFE, August 31, 1995. (Filed as
                Exhibit No. 6(k) to Form 10-KSB for the fiscal year ended
                September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.11    Subordination Agreement of Carl Marks & Co., Inc. with BFE
                August 31, 1995. (Filed as Exhibit No. 6(l) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       16.1     Letter of disassociation to the Company from KPMG Peat Marwick
                LLP dated August 31, 1995. (Filed as Exhibit No. 4 to Form 8-K dated August 31, 1995, File No. 1-10790 and incorporated herein by reference.)

       16.2     Letter to the Company pursuant to Item 304(a)(3) of Regulation
                S-B from KPMG Peat Marwick LLP dated September 8, 1995. (Filed as Exhibit No. 4-A to amendment to Form 8-K dated September 15,
                1995, File No. 1-10790 and incorporated herein by reference.)

       16.3     Letter of engagement to the Company from McGladrey & Pullen,
                LLP, dated October 10, 1995. (Filed as Exhibit No. 4 to Form 8-K dated October 13, 1995, File No. 1-10790 and incorporated herein by reference.)

        21      Subsidiaries

        27      Financial Data Schedule


          (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the last quarter of fiscal year 1996.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


-------------------------------------------------------------------------
INDEPENDENT AUDITOR'S REPORT                                         F-2
-------------------------------------------------------------------------
FINANCIAL STATEMENTS
   Consolidated balance sheets                                   F-3-F-4
   Consolidated statements of operations                             F-5
   Consolidated statements of stockholders' equity                   F-6
   Consolidated statements of cash flows                         F-7-F-8
   Notes to consolidated financial statements                   F-9-F-22
-------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Industrial Technologies, Inc.
Trumbull, Connecticut



We have audited the accompanying consolidated balance sheets of Industrial Technologies, Inc. and subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Technologies, Inc. and subsidiary as of September 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




New Haven, Connecticut
November 22, 1996, except for the
  last paragraph of Note 15 as to which
  the date is December 9, 1996

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND 1995
------------------------------------------------------------------------------------------

                                                                      1996         1995
                                                                   -----------------------
ASSETS (Note 4)
Current assets
   Cash                                                            $  298,630   $  214,448
   Trade accounts receivable, less allowance for
      doubtful accounts 1996:  $56,791;
      1995:  $41,864 (Note 9)                                         954,346    2,080,270
   Inventories (Note 2)                                             1,883,838    1,806,893
   Prepaid expenses and other current assets                           44,410       65,711
                                                                   -----------------------
              TOTAL CURRENT ASSETS                                  3,181,224    4,167,322
                                                                   -----------------------

   Property and equipment, less accumulated
      depreciation 1996:  $978,496; 1995:  $971,275
      (Note 3)                                                         25,987       38,682
                                                                   -----------------------

   Intangible and other assets:
      Cost in excess of net assets of business acquired, less
        accumulated amortization 1996:  $1,358,060;
        1995:  $1,050,598                                           3,266,780    3,574,242
      Other                                                            65,214       69,364
                                                                   -----------------------
                                                                    3,331,994    3,643,606
                                                                   -----------------------
                                                                   $6,539,205   $7,849,610
                                                                   =======================

See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS (CONTINUED)
SEPTEMBER 30, 1996 AND 1995
---------------------------------------------------------------------------------------------

                                                                       1996            1995
                                                                   --------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable (Note 4)                                          $   440,425   $    659,462
   Current portion of long-term debt (Note 5)                               --         74,000
   Accounts payable                                                    945,216        769,348
   Accrued expenses (Note 6)                                           864,010        884,608
   Warranty and installation costs                                     297,860        396,360
   Deferred revenue and customer deposits                              430,436        217,416
                                                                   --------------------------
              TOTAL CURRENT LIABILITIES                              2,977,947      3,001,194
                                                                   --------------------------

   Subordinated note payable to stockholders (Note 4)                  180,000        180,000
                                                                   --------------------------

   Commitments and contingencies (Notes 10 and 14)

   Stockholders' equity (Notes 4, 7 and 8)
      Common stock, $.01 par value, authorized
        14,000,000 shares; issued and outstanding
        1996: 5,368,298 shares; 1995: 5,218,298 shares                  53,682        52,182
      Additional paid-in capital                                    13,048,832    13,194,272
      Accumulated deficit                                           (9,721,256)   (8,578,038)
                                                                   --------------------------
                                                                     3,381,258     4,668,416
                                                                   --------------------------
                                                                   $ 6,539,205   $ 7,849,610
                                                                   ==========================

See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995
-----------------------------------------------------------------------------------------

                                                                  1996          1995
                                                               --------------------------
Net Sales (Note 9)                                             $ 6,438,213    $9,073,432

Cost of Goods Sold                                               3,594,515     4,922,005
                                                               --------------------------
              GROSS PROFIT                                       2,843,698     4,151,427
                                                               --------------------------

Operating Expenses
   Selling                                                       1,371,594     1,895,688
   General and administrative                                    1,563,239       978,633
   Engineering                                                     644,337       390,629
                                                               --------------------------
                                                                 3,579,170     3,264,950
   Amortization of cost in excess of net assets
      of business acquired                                         307,462       307,462
                                                               --------------------------
                                                                 3,886,632     3,572,412
                                                               --------------------------

              OPERATING INCOME (LOSS)                           (1,042,934)      579,015

Other Income (Expense)
   Interest expense                                               (108,854)     (142,319)
   Interest income                                                   8,570         9,039
   Miscellaneous (Note 12)                                              --       (75,000)
                                                               --------------------------
               OTHER INCOME (EXPENSE)                             (100,284)     (208,280)

              NET INCOME (LOSS)                                $(1,143,218)   $  370,735
                                                               ==========================
              NET INCOME (LOSS) PER SHARE                      $    (0.22)    $     0.10
                                                               ==========================
Weighted average common shares outstanding                        5,264,452    3,880,571
                                                               ==========================

See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

----------------------------------------------------------------------------------------------------------------------------
                                       Common Stock
                                                                      Additional
                                                         Par        Paid-in Capital      Accumulated        Stockholders'
                                        Shares          Value                              Deficit             Equity
                                     ---------------------------------------------------------------------------------------
Balance at September 30, 1994            3,018,298     $   30,182        $11,951,336        $(8,948,773)        $ 3,032,745
   Sale of common stock
      (Note 7)                           2,200,000         22,000          1,242,936                 --           1,264,936
   Net income                                   --             --                 --            370,735             370,735
                                     -------------- -------------- ------------------ ------------------- ------------------
Balance at September 30, 1995            5,218,298         52,182         13,194,272         (8,578,038)          4,668,416
   Additional offering costs
      (Note 7)                                  --             --           (145,440)                --            (145,440)
   Issuance of common stock                150,000          1,500                 --                 --               1,500
   Net loss                                     --             --                 --         (1,143,218)         (1,143,218)
                                     -------------- -------------- ------------------ ------------------- ------------------
BALANCE AT SEPTEMBER 30, 1996            5,368,298     $   53,682        $13,048,832        $(9,721,256)         $3,381,258
                                     =======================================================================================

See Notes to Consolidated Financial Statements

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

------------------------------------------------------------------------------------------

                                                                      1996         1995
                                                                   -----------------------
Cash Flows From Operating Activities
   Net income (loss)                                               $(1,143,218)  $ 370,735
   Adjustments to reconcile net income (loss) to net
      cash provided by (used in) operating activities:
        Noncash financing costs                                          1,500          --
        Depreciation                                                    12,695     136,566
        Amortization of cost in excess of net assets
           of business acquired                                        307,462     307,462
        Stockholder note receivable reserve                                 --      75,000
        Change in assets and liabilities:
           Trade accounts receivable                                 1,125,924    (509,715)
           Inventories                                                 (76,945)    266,553
           Prepaid expenses and other assets                            21,301      21,661
           Accounts payable                                            175,868    (678,206)
           Accrued expenses                                            (20,598)   (281,631)
           Warranty and installation costs                             (98,500)    168,632
           Deferred revenue and customer deposits                      213,020    (544,527)
                                                                   --------------------------
              NET CASH PROVIDED BY (USED IN)
               OPERATING ACTIVITIES
                                                                       518,509    (667,470)
                                                                   --------------------------

Cash Flows From Investing Activities
   Additions to property and equipment                                   --         (3,097)
   Other                                                                 4,150      (5,362)
                                                                   --------------------------
              NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES
                                                                         4,150      (8,459)
                                                                   --------------------------

See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED SEPTEMBER 30, 1996 AND 1995

-------------------------------------------------------------------------------------------
                                                                      1996          1995
                                                                   ---------     ---------
Cash Flows From Financing Activities
   Payments on notes payable                                         (74,000)   (1,215,169)
   Proceeds from notes payable to stockholders                       200,000            --
   Proceeds from sale of common stock, net of
           offering costs                                           (145,440)    1,264,936
   Net borrowings (repayments) on revolving credit
           agreement                                                (419,037)      659,462
                                                                   ------------------------
              NET CASH PROVIDED BY (USED IN) FINANCING
               ACTIVITIES
                                                                    (438,477)      709,229
                                                                   ------------------------
              NET INCREASE IN CASH AND CASH
               EQUIVALENTS                                            84,182        33,300

Cash and cash equivalents, beginning of year                         214,448       181,148
                                                                   ------------------------

Cash and cash equivalents, end of year                             $ 298,630   $   214,448
                                                                   ========================
Supplemental Disclosures of Cash Flow
   Information
      Cash paid during the year for interest                       $  90,804   $   134,737
                                                                   ========================
Supplemental Disclosures of Noncash
   Financing Activities
      Financing costs                                              $   1,500   $        --
                                                                   ========================

See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 1.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of business

Industrial Technologies, Inc. and subsidiary (the "Company"), formerly Aerodyne Products Corporation, designs, assembles and markets automated surface inspection systems, electro-optical sensors, other laser-based equipment and industrial computers and related products. The Company's surface inspection group's customers include web process manufacturers of paper, plastics, film photosensitive materials, steel, aluminum, glass, non wovens and rubber products. The Company's industrial computer group offers a full line of industrial-strength processors, displays and peripherals to a variety of customers. The Company sells its products throughout the United States and internationally, primarily Europe and the Far East. The Company extends credit to its customers on terms that it establishes for each individual customer.

A summary of the Company's significant accounting policies follows:

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Intec Corporation. All significant intercompany accounts and transactions have been eliminated in consolidation.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Sales

Revenue from sales of the Company's products is recorded upon shipment of products or performance of services.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


Cash

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on its cash deposits.

Inventories

Inventories are carried at the lower of cost or market. Cost is determined using the first-in, first out (FIFO) method. Work in process and finished goods include materials, labor and allocated overhead.

Property and equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line and accelerated methods over the following estimated useful lives:


                                                            Years
                                                           --------
                 Leasehold improvements                       6
                 Machinery and test equipment               3 - 7
                 Furniture and office equipment             3 - 7

Leasehold improvements are depreciated over the term of the lease. Expenditures for maintenance and repairs are charged to operations.

Cost in excess of net assets of business acquired

Cost in excess of net assets of business acquired is being amortized on a straight-line basis over 15 years. The Company assesses the recoverability of this intangible asset by determining whether the balance of the asset can be recovered through projected future cash flows derived from assets associated with the acquisition of this asset.

Estimated warranty

The Company sells its products with a warranty that provides for repairs or replacements of any defective parts for a six to twelve month period after the sale. At the time of the sale, the Company accrues an estimate of the cost of providing the warranty based on prior experience.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


Deferred taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Research and development expense

The Company incurred research and development expense for fiscal years 1996 and 1995 of approximately $169,000 and $110,000, respectively.

Earnings (loss) per share

Earnings (loss) per share is computed by dividing the net income (loss) by the weighted average number of common stock and common stock equivalents (warrants and options) outstanding during the year. Common stock equivalents are not considered in the calculation of earnings (loss) per share when their effect would be anti-dilutive.

Newly issued accounting standards

In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" was issued. This statement is required to be adopted by the Company for its fiscal year beginning October 1, 1996. This statement provides broad criteria for determining when assets should be considered potentially impaired and provides guidance as to the measurement methods of recording the amount of loss to be recognized for impaired assets. Although management has not completed its assessment of the impact of this statement, management does not expect the impact of this statement to be material to the Company's financial position or results of operations.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. This statement is required to be adopted by the Company for its fiscal year beginning October 1, 1996 for stock-based compensation to employees. However, the statement applies to all transactions after December 15, 1995 with non-employees for goods and services. This statement applies to all transactions in which an entity acquires goods or services by issuing equity instruments or by incurring liabilities to the supplier in amounts based on the price of the entity's common stock or other equity instruments. Therefore, it applies to all transactions in which an entity grants shares of its common stock, stock options, or other equity instruments to its employees, except for equity instruments held by an employee stock ownership plan. The Statement provides a choice of accounting methods for stock-based compensation arrangements with employees using either a fair value based method of accounting or the intrinsic value method of accounting. Management has not completed its assessment of the impact of this statement and has not decided upon the measurement basis to be utilized for its stock options.

NOTE 2.  INVENTORIES

The components of inventories are as follows:

                                                       1996         1995
                                                    -----------------------

            Raw materials and subassemblies         $1,341,073   $1,229,082
            Work in process                            435,156      293,519
            Finished goods                             107,609      284,292
                                                    -----------------------
                                                    $1,883,838   $1,806,893
                                                    =======================

NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 1996 and 1995:

                                                        1996        1995
                                                    -----------------------
            Furniture and office equipment          $  217,349   $  217,508
            Machinery and test equipment               771,401      776,717
            Leasehold improvements                      15,733       15,733
                                                    -----------------------
                                                     1,004,483    1,009,958
            Less accumulated depreciation
               and amortization                        978,496      971,276
                                                    -----------------------
                                                    $   25,987   $   38,682
                                                    =======================

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 4.  NOTES PAYABLE


The Company had a revolving financing agreement (the "1995 Financing Agreement") with a financing company, which represented a $2,000,000 revolving credit line. There was approximately $240,000 outstanding on this line at September 30, 1996. The 1995 Financing Agreement was terminated on November 1, 1996 upon payment of all outstanding amounts with the proceeds of the 1996 Financing Agreement described below. Loans made pursuant to the agreement bore interest at 15% per annum (minimum of $4,000 per month), were due upon demand and were collateralized by substantially all Company assets. The 1995 Financing Agreement also included a warrant to purchase 100,000 shares of common stock at $2 per share. The warrant provides anti-dilution protection and certain registration rights and is exercisable through August 31, 2000.

Subsequent to September 30, 1996, the Company entered into an agreement with a new lender for a revolving loan of $1,500,000 and a demand loan of $500,000 (the "1996 Financing Agreement"). The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable and
(2) the lesser of 80% of the Company's eligible foreign accounts receivable or $250,000. The demand loan is payable in monthly installments of approximately $16,700 plus interest commencing May 1997 through October 1999 and has a maximum borrowing amount of the lesser of 30% of the domestic inventory or $500,000. From November 1996 through April 1997 payments are interest only. Both loans bear interest at the prime rate plus 4%. In conjunction with the 1996 Financing Agreement, the lender was issued warrants to purchase up to 100,000 shares of the Company's common stock at $0.50 per share, exercisable until October 31, 2003. Borrowings under this agreement are secured by substantially all the Company's assets. Significant covenants limit substantially the obtainment of any additional debt without the prior approval of the lender and the payment of dividends. The Company is in compliance with the covenants of this lending agreement.

The Company has a note payable to a stockholder which represents a $180,000 line of credit. The line of credit accrues interest at 10% and the principal and accrued interest are payable on demand. In November 1996, the line of credit was subordinated through October 1999 to all borrowings made pursuant to the 1996 Financing Agreement. Therefore, at September 30, 1996, the note payable to stockholder is classified as a long-term liability.

During 1996 the Company borrowed $200,000 from another stockholder, with interest payable at 8%, due November 1996. As an inducement, the Company issued 150,000 shares of non-registered common stock to the lender. Subsequent to fiscal year end, and also as part of the 1996 Financing Agreement, this loan was repaid.

The weighted average interest rate on outstanding short-term debt at September 30, 1996 was 11.3%.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 1996 and 1995:


                                                                         1996     1995
                                                                         ----------------
                Note payable customer in settlement of a
                   product performance and warranty claim,
                   due November 1996.  Monthly payments
                   of $6,166 until maturity.                             $--      $74,000
                                                                         ----------------
                                                                          --       74,000
                Less current maturities                                   --       74,000
                                                                         ----------------
                                                                         $--      $--
                                                                         ================


NOTE 6.  ACCRUED EXPENSES

Accrued expenses consist of:

                                                                         1996       1995
                                                                       -------------------
                Accrued payroll and vacation                           $135,948   $165,396
                Accrued commissions                                     195,335    233,801
                Accrued travel                                               --     12,472
                Accrued professional fees                               136,683     56,719
                Accrued taxes                                            64,629    103,040
                Accrued interest                                         46,899     28,849
                Accrued royalties                                        21,023     32,003
                Reserve for customer settlements                        165,780    165,780
                Other                                                    97,713     86,548
                                                                       -------------------
                                                                       $864,010   $884,608
                                                                       ===================

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 7.  STOCKHOLDERS' EQUITY

During 1995 and 1996, the Company received $1,119,496, net of offering expenses, from a private offering for an aggregate of 2,000,000 units of its securities at $.80 per unit. Each unit consists of one share of common stock, one Class C warrant, and one Class D warrant. Under the terms of the private offering the Company is required to file a Registration Statement for all of the securities comprising the units. The Company also distributed 200,000 units to the two placement agents who assisted the Company with the offering.

Each Class C and D warrant entitles the holder to purchase one-half share of common stock for a period of three years commencing on December 1, 1995. After January 23, 1996, the exercise price of the warrants are discounted by $.05 for each month, or part thereof, until a Registration Statement becomes effective. The Registration Statement has been filed and became effective May 31, 1996. The initial exercise price of the C warrants was $2.75 per common share. The initial exercise price of the D warrants was $3.75 per common share. The warrants are subject to redemption by the Company after the first exercise date at $.01 per share on 30 days written notice if the bid price of the common stock for a period of 10 consecutive trading days prior to such notice equals or exceeds $3.025 per share.

The initial exercise price for the C warrants is subject to a downward adjustment for each quarter in fiscal year 1995. The adjustment is determined by multiplying the percentage that actual operating profit in the respective quarter is to the projected operating profit times the exercise price on the first day of the quarter. There is no adjustment upward. Based on actual results for the year ended September 30, 1995, the initial exercise price of the C warrants has been adjusted to $0.11 per share.

The initial exercise price for the D warrants is subject to a downward adjustment by the amount which is equal to multiplying the percentage that actual operating profit for fiscal year 1995 is to $1.2 million times the initial exercise price. There is no adjustment upward. Based on actual results for the year ended September 30, 1995, the initial exercise price of the D warrants has been adjusted to $1.56 per share.

In July 1991, the Company sold 690,000 Units for $6.50 per Unit in an Initial Public Offering (the "IPO") of its stock. Each Unit sold consisted of one share of Common Stock, $.01 par value, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant. The shares of Common Stock and the Warrants included in the Units are detachable and separately transferable. Each Class A Warrant and each Class B Warrant entitle the holder to purchase one share of Common Stock at prices of $8.00 and $12.00, respectively. The right to exercise the Class A and B Warrants will expire on September 30, 1997, as amended on September 25, 1996. The Company has agreed to pay the Underwriter

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


of the IPO ("Underwriter") a 5% solicitation fee for assistance toward the exercise of any Class A or Class B warrants.

The Company sold to the Underwriter, for $.001 per warrant, warrants to purchase 60,000 shares of common stock at a price of 120% of the public offering price per unit ($7.80 per unit). These warrants expired unexercised in July, 1996.

NOTE 8.  STOCK OPTION PLANS

The Company's 1991 Stock Option Plan (the "1991 Plan") provides for the granting of incentive stock options to purchase a total of 520,000 shares of common stock to key employees as determined by the Board of Directors. Incentive options are granted at a price equal to or greater than the fair market value of the Company's common stock at the grant date and expire up to ten years from the date of grant, or upon termination of employment. The 1991 Plan also permits the Company to issue nonqualified stock options. The exercise price of these stock options is not limited and may be below fair market value.

The Company's 1985 Incentive Stock Option Plan (the "1985 Plan") governs outstanding Incentive Stock Options to purchase 62,500 shares of common stock. No further options may be granted under the 1985 Plan.

                                                              Incentive Stock Options
                                                        ------------------------------------
                                                          Outstanding          Options Price
                                                            Options             Per Share
                                                        -----------------   ----------------

             Balance at September 30, 1994                     191,900       $1.75  -  $8.69
                Options Granted                                171,700        1.25  -   1.31
                Options forfeited/expired                      (47,200)       1.75  -   8.69
                                                        -----------------   ----------------
             Balance at September 30, 1995                     316,400       $1.25  -  $4.50
                Options Granted                                231,500        0.81  -   1.50
                Options forfeited/expired                     (121,100)       1.25  -   1.94
                                                        -----------------   ----------------
             BALANCE AT SEPTEMBER 30, 1996                     426,800       $0.81  -  $4.50
                                                        =================   ================

Options to purchase 260,640 shares were exercisable at September 30, 1996.

In March 1995, the Board of Directors amended the exercise price of options for 100,000 shares of common stock granted to the President of the Company to $1.31 per share. The original option exercise price for these shares ranged from $1.75 per share to $8.69 per share.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


NOTE 9. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to one commercial customer totaled 15% of sales in the year ended September 30, 1995. Accounts receivable due from this customer approximated $246,000, at September 30, 1995.

Export sales represented 60% and 57% of sales for the years ended September 30, 1996 and 1995, respectively.

NOTE 10. LEASES

The Company leases buildings, automobiles, a computer and other office equipment under noncancelable operating leases. Future minimum lease payments under these leases are as follows:

            1997              $356,827
            1998               268,776
            1999               181,796
            2000                20,292
            2001
                                    --
                              --------
            Total             $827,691
                              ========

Rent expense was $392,199 and $384,028 for the years ended September 30, 1996 and 1995, respectively.

NOTE 11. INCOME TAXES

The net deferred tax asset consisted of the following at September 30, 1996 and 1995:

                                                                1996           1995
                                                            -------------------------
        Deferred tax assets:
           Net operating loss carryforwards                 $ 3,443,000    $ 3,259,000
           Inventory reserves                                   625,000        545,000
           Other miscellaneous items, net                       253,000        289,000
           Valuation allowance                               (4,321,000)    (4,093,000)
                                                            --------------------------
                                                            $        --    $        --
                                                            ==========================

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


For financial reporting purposes, a valuation allowance of $4,321,000 and $4,093,000 has been recognized as of September 30, 1996 and 1995, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized.

For the year ended September 30, 1996, there was no tax provision due to the Company's net loss.

At September 30, 1996, the Company had net federal operating loss carryforwards of approximately $10,078,000 attributable to Industrial Technologies, Inc. and subsidiary and $1,275,000 attributable to Intec Corp., which expire from 1997 through 2009. However, the ability of the Company to realize future tax benefit from its net operating loss carryforwards is significantly limited under Internal Revenue Code Section 382 because of a series of greater than 50% stock ownership changes. In addition, the net operating loss carryforwards attributable to Intec Corp. will be further limited by the separate return limitation year (SRLY) rule.

Due to a greater than 50% change in stock ownership during the three-year period ended in March 1989, the amount of the net operating loss carryforwards as of March 1989 which may be utilized in each year will be limited to $157,000 per year. Due to a greater than 50% change in stock ownership during the period March 1989 through July 1991, the amount of net operating loss carryforwards generated during that period which may be utilized in future years will be limited to $439,000 per year. Due to a greater than 50% change in stock ownership in May 1992 from the Intec acquisition, the amount of net operating loss carryforwards since that acquisition which may be utilized in future years will be limited to $85,000 per year.

NOTE 12. RELATED PARTY TRANSACTION

During the year ended September 30, 1995, the Company recorded a $75,000 reserve in connection with a note receivable from an officer/stockholder in anticipation that the amount would be forgiven by the Company's Board of Directors. This loan was forgiven during 1996.

NOTE 13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Notes payable

The carrying amount approximates fair value because of the short maturity of these instruments.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


Subordinated note payable to stockholders

The fair value of the Company's subordinated note payable to stockholders is estimated based on the quoted market prices for the same or similar issues, or on the current rate offered to the Company, for debt of the same remaining maturities.

The estimated fair values for the Company's financial instruments are as follows:

                                                                         Carrying
                                                                          Amount    Fair Value
                                                                         ---------------------
               Financial liabilities
                  Notes payable                                          $ 440,425   $ 440,425
                  Subordinated note payable to stockholders              $ 180,000   $ 180,000

NOTE 14. COMMITMENTS AND CONTINGENCIES

On January 1, 1994, the Company adopted the "Intec Retirement Plan" with an original effective date of January 1, 1986. The Plan is a qualified 401k Profit Sharing Plan under the Internal Revenue Code. The Company is not required to and has made no contributions to the Plan in 1996 or 1995.

The Company has entered into employment agreements with certain officers of the Company. The agreements are for terms ranging from one year to five years and provide for a base salary and certain benefits which are specified in each of the agreements. Each of the agreements also provide for severance pay for termination under certain circumstances which are defined in the agreements. The minimum annual commitments under the agreements are 1997: $376,000; 1998:
$276,000; 1999: $167,250; 2000: $131,000; and 2001: $131,000.

Intec Corp. is currently working with the Department of Environmental protection of the State of Connecticut (CT-DEP) to review, and to clear, all adverse findings with respect to the Tetrachloroethylene Analysis performed in May 1992. This analysis was performed in conjunction with the CT-DEP Property Transfer Program. A follow-up analysis was made as recently as August 1995. Although the levels of the contaminant have decreased substantially, they still remain above acceptable levels. Appropriate methods are being employed to lower these levels. Tests will continue until compliance levels have been met. The Company has spent approximately $35,000 to date. The Company believes the resolution of this matter will not have a material impact on the financial position, results of operations and cash flows of the Company.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


The Company has changed its general counsel and has a dispute with its prior general counsel. The Company does not believe that the resolution of this dispute will have a material effect on its financial position.

During 1996, the Company entered into a licensing agreement whereby the licensor will allow the Company to utilize certain proprietary technology over ten years. Royalties of 5% of the selling price of all products designated by the agreement are payable semiannually with a minimum royalty of $170,000 due for the first five years.

NOTE 15. LIQUIDITY

At September 30, 1996, the Company had positive working capital of $203,277, compared to working capital of $1,166,128, at September 30, 1995. The decrease in working capital is due primarily to a net loss of $1,143,218 for the year ended September 30, 1996. In addition, during 1996 the Company had positive cash flow from operations of $518,509.

On November 1, 1996, the Company entered into the 1996 Financing Agreement, a $1,500,000 revolving loan and demand loan described in Note 4.

The Company has received proposals from a bank regarding the financing of export material and accounts receivable in conjunction with a guarantee from the U.S. Export Import Bank. The Company has also received a proposal from its new lender for the financing of export accounts receivable. The Company expects to proceed to closure with one of the two proposals, but there are no assurances that the additional loans covered by the proposals will close.

At December 9, 1996, the Company's backlog of customer orders was approximately $3,037,000 compared to $1,097,000 at December 19, 1995. This increase in the backlog should result in earlier shipments, causing an increase in the associated accounts receivable generated which should increase the borrowing base under the Company's 1996 Financing Agreement and, consequently, the Company's liquidity.

NOTE 16. SEGMENT INFORMATION

The Company is principally engaged in two business segments: the Surface Inspection Division Segment ("Inspection") and the Amdex Industrial Computer Division Segment ("Amdex"). Both businesses are engaged in marketing their products internationally and domestically. Inspection includes the development, manufacturing, and marketing of a family of standard web inspection system used in industry for both the control of intermediate processes and for

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


the final inspection of finished material. Amdex is engaged in the development, manufacturing and marketing of a full line of industrial computers, monitors and peripherals which operate under harsh temperature, humidity, shock and other adverse industrial conditions. The Company's industrial computers are also incorporated into the Company's inspection systems.

Operating loss is total revenue less operating expenses, excluding other income or expense. Identifiable assets of each segment are the assets used by that segment in its operations, excluding general corporate assets. General corporate assets are principally cash, prepaids and other current assets.

                                                               SEPTEMBER 30,      September 30,
                                                                  1996                1995
                                                               -------------------------------
REVENUES
   Amdex                                                       $   974,846         $   894,309
   Inspection                                                    6,649,412           9,058,788
   Intersegment sales/transfers                                 (1,186,045)           (879,665)
                                                               -------------------------------
              TOTAL OPERATING REVENUES                         $ 6,438,213         $ 9,073,432
                                                               ===============================
OPERATING INCOME (LOSS)
   Amdex                                                       $  (200,720)        $  (254,383)
   Inspection                                                      256,246           1,933,489
   General corporate expenses                                   (1,098,460)         (1,100,091)
                                                               -------------------------------
              TOTAL OPERATING INCOME (LOSS)                    $(1,042,934)        $   579,015

OTHER INCOME (EXPENSE)                                            (100,284)           (208,280)
                                                               -------------------------------
              NET INCOME (LOSS)                                $(1,143,218)        $   370,735
                                                               ===============================
ASSETS
   Amdex                                                       $   782,706         $   690,857
   Inspection                                                    5,478,809           7,035,863
   General corporate expenses                                      277,690             122,890
                                                               -------------------------------
            TOTAL ASSETS                                       $ 6,539,205         $ 7,849,610
                                                               ===============================
DEPRECIATION AND AMORTIZATION
   Amdex                                                                --                  --
   Inspection                                                  $   320,157         $   444,028
                                                               -------------------------------
                                                               $   320,157         $   444,028
                                                               ===============================

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996


                                                                       September 30,
                                                               ----------------------------
                                                                  1996               1995
                                                               ----------------------------
CAPITAL EXPENDITURES
   Amdex                                                       $   --             $  3,097
   Inspection                                                  $   --             $   --
                                                               ---------------------------
                                                               $   --             $  3,097
                                                               ===========================

Depreciation and amortization includes depreciation of capital assets and amortization of goodwill.

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 30, 1996.

                                       INDUSTRIAL TECHNOLOGIES, INC.



                                       By: /s/ Gerald W. Stewart
                                          -------------------------------------


         In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Name                                Capacity                        Date
             ----                                --------                        ----
/s/ Gerald W. Stewart                        Chairman, President           December 30, 1996
--------------------------------           Chief Executive Officer
By: Gerald W. Stewart


/s/ Joseph Schlig                     Vice President, Chief Financial      December 30, 1996
--------------------------------     Officer, Treasurer and Secretary
By: Joseph Schlig


/s/ Eric Twerdahl                      President, Chief Operations         December 30, 1996
--------------------------------            Officer, Director
By: Eric Twerdahl


/s/                                              Director
--------------------------------
By: Howard Davidoff


/s/ Tancred Schiavoni                            Director                  December 30, 1996
--------------------------------
By: Tancred Schiavoni

                                INDEX TO EXHIBITS


Exhibit         Description of Exhibit                                                   Sequentially
                                                                                         Numbered
                                                                                         Page Number
        3.1     Form of Amended Certificate of Incorporation. (Filed as an
                Exhibit to Form 10-K for the fiscal year ended September 25,
                1992, File No. 1-10790 and incorporated herein by reference.)

        3.2 Form of Amended By-Laws. (Filed as an Exhibit to Form 8-K dated May 20, 1992, File No. 1-10790 and incorporated herein by reference.)

        4.1     Form of Amended Certificate of Incorporation, filed as Exhibit
                3.1 hereto.

        4.2     Form of Class C Purchase Warrants. (Filed as Exhibit No. 3(b) to
                Form 10-KSB for the fiscal year ended September 30, 1995, File
                No. 1-10790 and incorporated herein by reference.)

        4.3     Form of Class D Purchase Warrants. (Filed as Exhibit No. 3(c) to
                Form 10-KSB for the fiscal year ended September 30, 1995, File
                No. 1-10790 and incorporated herein by reference.)

        4.4     Letter to Class C Warrantholders, dated as of December 21, 1995.
                (Filed as Exhibit No. 6(m) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

        4.5     Letter to Class D Warrantholders, dated as of December 21, 1995.
                (Filed as Exhibit No. 6(n) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.1     1985 Incentive Stock Option Plan effective as of January 10,
                1985. (Filed as an Exhibit to Form S-1 Registration Statement,
                File No. 33-39967 and incorporated herein by reference.)

       10.2 1991 Stock Option Plan, effective December 3, 1991, and amended by vote of shareholders on April 16, 1996 to increase the number of shares of Common Stock issuable pursuant to options granted thereunder to 520,000. (Filed as Exhibit No. 6(b) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.3     Employment Agreement, dated as of January 1, 1994, between the
                Company and Dr. Gerald W. Stewart. (Filed as Exhibit No. 6(c) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.4     Amendment to Employment, dated October 1, 1995, between the
                Company and Dr. Gerald W. Stewart. (Filed as Exhibit No. 6(d) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.5 Employment Agreement, effective as of October 1, 1995, between the Company and Joseph Schlig. (Filed as Exhibit No. 6(f) to
                Form 10-KSB for the fiscal year ended September 30, 1995, File
                No. 1-10790 and incorporated herein by reference.)

       10.6     Revolving Financing Agreement with Boston Finance and Equity
                Corporation (BFE), August 31, 1995 (with Amendment September 29,
                1995). (Filed as Exhibit No. 6(g) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.7     Supplement to Revolving Financing Agreement with BFE, August 31,
                1995. (Filed as Exhibit No. 6(h) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.8     Security Agreement with BFE, August 31, 1995. (Filed as Exhibit
                No. 6(i) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.9     Supplement to Security Agreement, August 31, 1995. (Filed as
                Exhibit No. 6(j) to Form 10-KSB for the fiscal year ended
                September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.10    Agreement to Issue Warrant to BFE, August 31, 1995. (Filed as
                Exhibit No. 6(k) to Form 10-KSB for the fiscal year ended
                September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       10.11    Subordination Agreement of Carl Marks & Co., Inc. with BFE
                August 31, 1995. (Filed as Exhibit No. 6(l) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790 and incorporated herein by reference.)

       16.1     Letter of disassociation to the Company from KPMG Peat Marwick
                LLP dated August 31, 1995. (Filed as Exhibit No. 4 to Form 8-K dated August 31, 1995, File No. 1-10790 and incorporated herein by reference.)

       16.2     Letter to the Company pursuant to Item 304(a)(3) of Regulation
                S-B from KPMG Peat Marwick LLP dated September 8, 1995. (Filed as Exhibit No. 4-A to amendment to Form 8-K dated September 15,
                1995, File No. 1-10790 and incorporated herein by reference.)

       16.3     Letter of engagement to the Company from McGladrey & Pullen,
                LLP, dated October 10, 1995. (Filed as Exhibit No. 4 to Form 8-K dated October 13, 1995, File No. 1-10790 and incorporated herein by reference.)

       21       Subsidiaries of Registrant                                          58

       27       Financial Data Schedule