Form 10QSB
period 1996-12-31
INDUSTRIAL TECHNOLOGIES INC
filed 1997-02-14
CIK 802916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended December 31, 1996

      Commission file number 1-10790

                          INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                             04-2596252
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                              Identification Number

One Trefoil Drive, Trumbull, CT                                   06611
(Address of Principal Executive Offices)                       (Zip Code)

                                 (203) 268-8000
                (Issuer's Telephone Number, including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d)of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No    .
    ---      ---

         As of December 31, 1996, the registrant had outstanding 5,464,548 shares of Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format.

Yes      No   X .
    ---      ---

                                      INDEX

                          INDUSTRIAL TECHNOLOGIES, INC.


                                                                    Page No.
PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)                              3-7

         Consolidated Balance Sheets,
         December 31, 1996, and September 30, 1996                     3

         Consolidated Statements of Operations, Three
         Months Ended, December 31, 1996, and 1995                     4

         Consolidated Statements of Cash Flows, Three
         Months Ended December 31, 1996, and 1995                      5

         Notes to Consolidated Financial Statements                    6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                             10

Item 5.  Other Information                                             10

Item 6.  Exhibits and Reports on 8-K                                   10

SIGNATURES                                                             11

                         PART I - FINANCIAL INFORMATION

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                              December 31,      September 30,
                                                                                  1996              1996
                                                                              -----------        ----------
                                                                              (Unaudited)
Assets

Current assets:
     Cash                                                                     $   474,142        $   298,630
     Trade accounts receivable, less allowance for doubtful
          accounts of $60,602 in fiscal 1997 and $56,791 in fiscal 1996         1,591,205            954,346
     Inventories                                                                1,757,244          1,883,838
     Prepaid expenses and other current assets                                    183,490             44,410
                                                                              -----------        -----------

          Total current assets                                                  4,006,081          3,181,224

Property and equipment, net                                                        24,542             25,987
Intangible and other assets, net                                                   73,419             65,214
Costs in excess of net assets of business acquired                              3,189,915          3,266,780
                                                                              -----------        -----------
          Total assets                                                        $ 7,293,957        $ 6,539,205
                                                                              ===========        ===========

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                            $   981,403        $   440,425
     Accounts payable                                                           1,134,258            945,216
     Accrued commissions and wages                                                498,840            331,283
     Other accrued expenses                                                       447,394            532,727
     Warranty and installation costs                                              344,916            297,860
     Deferred revenue and customer deposits                                       298,522            430,436
                                                                              -----------        -----------

          Total current liabilities                                             3,705,333          2,977,947

Subordinated note payable to stockholders                                         180,000            180,000
                                                                              -----------        -----------
          Total  liabilities                                                    3,885,333          3,157,947
Stockholders' equity:
     Common stock, $.01 par value.  Authorized 14,000,000
          shares; issued and outstanding 5,464,548 shares in
          fiscal 1997 and 5,368,298 shares in fiscal 1996                          54,645             53,682
     Additional paid-in capital                                                13,058,457         13,048,832
     Accumulated deficit                                                       (9,704,478)        (9,721,256)
                                                                              -----------        -----------
          Total stockholders' equity                                            3,408,624          3,381,258
                                                                              -----------        -----------

          Total liabilities and stockholders' equity                          $ 7,293,957        $ 6,539,205
                                                                              ===========        ===========



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

ITEM 1. FINANCIAL STATEMENTS

                                                        Three Months Ended
                                                   -------------------------------
                                                   December 31,      December 31,
                                                       1996              1995
                                                   ------------      -------------
                                                   (Unaudited)        (Unaudited)
Net Sales                                           $2,394,957        $1,647,469

Cost of goods sold                                   1,274,430           844,135
                                                    ----------        ----------

     Gross profit                                    1,120,527           803,334
                                                    ----------        ----------
Operating expenses:
  Selling                                              397,324           351,769
  General and administrative                           392,801           385,437
  Engineering                                          197,700            99,675
  Amortization of costs in excess of
    net assets of business acquired                     76,865            76,865
                                                    ----------        ----------

     Total operating expenses                       $1,064,690        $  913,746
                                                    ----------        ----------
       Operating income (loss)                      $   55,837        $ (110,412)
                                                    ----------        ----------

     Interest income (expense), net                 $  (39,059)       $  (26,443)
                                                    ----------        ----------

       Net income (loss)                            $   16,778        $ (136,855)
                                                    ==========        ==========

       Income/(loss) per share                      $       --        $    (0.03)
                                                    ==========        ==========

   Weighted average common shares outstanding        5,416,423         5,218,298
                                                    ==========        ==========





The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Three Months Ended
                                                                           -----------------------------
                                                                           December 31,     December 31,
                                                                               1996            1995
                                                                           ------------     ------------
                                                                           (Unaudited)      (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                      $  16,778        $(136,855)
     Adjustment to reconcile net income (loss) to net cash provided by (used for) operating activities:
          Depreciation                                                          1,445            5,581
          Amortization of costs in excess of net assets
               of business acquired                                            76,865           76,865
          Changes in assets and liabilities:
               Trade accounts receivable                                     (636,859)         504,490
               Inventories                                                    126,594         (252,314)
               Prepaid expenses and other current assets                     (139,080)         (48,625)
               Accounts payable                                               189,042          120,189
               Accrued expenses                                                82,224          (14,715)
               Warranty and installation costs                                 47,056          (52,610)
               Deferred revenue and customer deposits                        (131,914)         (84,549)
                                                                            ---------        ---------
                 Net cash provided by (used for) operating activities        (367,849)         117,457
                                                                            ---------        ---------
Cash flows from investing activities:
     Other                                                                     (8,205)          (5,200)
                                                                            ---------        ---------
                                                                               (8,205)          (5,200)
                                                                            ---------        ---------
Cash flows from financing activities:
    Net borrowings (repayments) on revolving credit agreement                 540,978          (57,061)
     Payments on notes payable                                                      0          (18,501)
     Proceeds from sale of common stock                                        10,588                0
                                                                            ---------        ---------
                    Net cash (used for) financing activities                  551,566          (75,562)
                                                                            ---------        ---------

Net increase in cash and cash equivalents                                     175,512           36,695

Cash and cash equivalents at beginning of period:                             298,630          214,448
                                                                            ---------        ---------
Cash and cash equivalents at end of period:                                 $ 474,142        $ 251,143
                                                                            =========        =========
Supplemental disclosures of cash flow information:
Cash paid during period for:
               Interest                                                     $  35,307        $  26,942
                                                                            =========        =========



   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  NATURE OF BUSINESS

        Industrial Technologies, Inc., ("INTI" or the "Company"), is a manufacturer of advanced sensing, monitoring, computer processing, and surface inspection systems used in diverse industrial manufacturing and other applications. INTI's specialized product divisions are directed to the common mission of developing and implementing products and technologies for the improvement of manufacturing productivity and quality.

         INTI instruments, computers and turnkey systems are designed and manufactured to meet the diverse needs and demanding conditions found in process measurement and control applications. INTI serves its clients in a broad range of industries ranging from aerospace, communications and industrial equipment suppliers to specialized web process manufacturers in the paper, glass, steel, film, photo-sensitives, aluminum, and rubber industries. INTI's products and systems are dedicated to improving manufacturing efficiencies and quality required to maintain leadership in highly competitive global markets.

Note 2.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary, normal and recurring adjustments which are required to present fairly the financial position of the Company and its subsidiary as of December 31, 1996, and the results of operations and cash flows for the three months ended December 31, 1996, and December 31, 1995. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the annual financial statements of the Company and notes thereto, contained in the Company's Form 10-KSB, for the fiscal year ended September 30, 1996. The results of operations for the three month period ended December 31, 1996, are not necessarily indicative of those that may be expected for the full fiscal year.

Note 3. COMMITMENTS AND CONTINGENCIES

      The Company has entered into employment agreements with certain officers. The agreements are for terms ranging from one year to five years and provide for a base salary and certain benefits which are specified in each of the agreements. Each of the agreements also provide for severance pay for termination under certain circumstances which are defined in the agreements. The minimum annual commitments under the agreements are 1997: $376,000; 1998:
$276,000; and 1999: $47,167.

      INTI's wholly owned subsidiary, Intec Corp., is currently working with the Department of Environmental Protection of the State of Connecticut (CT-DEP) to review, and to clear, all adverse findings with respect to the Tetrachloroethylene Analysis performed in May 1992. This analysis was performed in conjunction with the CT-DEP Property Transfer Program. A follow-up analysis was made as recently as August 1995. Although the levels of the contaminant have decreased substantially, they still remain above acceptable levels. Appropriate methods are being employed to lower these levels. Tests will continue until compliance levels have been met. The Company has spent approximately $35,000 to date. The Company believes the resolution of this matter will not have a material impact on the financial position, results of operations and cash flows of the Company.

Note 4. INVENTORIES

The components of inventories are as follows:

                                                      December 31,    September 30,
                                                         1996             1996
                                                      -----------     -------------
Raw materials and subassemblies                       $1,250,953       $1,341,073

Work in process                                          405,913          435,156

Finished goods                                           100,378          107,609
                                                      ----------       ----------
                                                      $1,757,244       $1,883,838
                                                      ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended December 31, 1996, Compared to Three Months Ended December 31, 1995

         The Company had net sales for the three months ended December 31, 1996 (the "current quarter"), of $2,394,957 compared to $1,647,469 for the three months ended December 31, 1995 (the "prior year quarter"). The increase of $747,488 primarily reflects the larger backlog of orders at the beginning of the current quarter versus the prior year quarter and greater deliveries emanating from that backlog.

         The Company generated gross profits of $1,120,527 (46.8% of net sales) for the current quarter compared to gross profits of $803,334 (48.8% of net sales) for the prior year quarter. The 39.5% increased amount relates to the increase in Company sales, and the decrease of gross profit percentage is a result of product and market mix. Product mix has a direct effect on cost and market mix has a direct effect on selling price; therefore, the combination effects gross profit. As to the decrease in gross profit percentage, certain system configurations included extra costs that were not immediately recoverable from European customers, i.e., technical certification required for shipments into the European Common Market.

         Selling, general and administrative expenses for the current quarter were $790,125 (33.0% of net sales) compared to $737,206 (44.7% of net sales) for the prior year quarter. The increase in selling expense is due primarily to increased sales commissions resulting from increase sales volume. The decrease in expense to net sales percentage is a result of increased net sales.

         Engineering expenses for the current quarter were $197,700 compared to the prior year quarter of $99,675. This increase reflects the continuing programs to accelerate new product development. The major areas of increase are additional personnel and increased use of outside specialized consultants.

         Amortization of costs in excess of net assets of business acquired are the same for the current and prior quarters and will continue to be so during the remaining established life of the asset.

         The Company had net interest expense of $39,059 for the current quarter compared to $26,443 in the prior year quarter. This increase is due to increased borrowing for the period partially offset by a reduction in the rate of interest paid.

         The net profit of $16,778 in the current quarter compared to a loss of $136,855 in the prior year quarter . The return to profitability is largely the result of increased revenues.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity at December 31, 1996, consisted of $474,142 of cash plus the borrowing power under the Company's revolving credit loan agreement ("Loan Agreement") which provides a $1,500,000 revolving credit line at an annual interest rate of 4% over the prime interest rate as published in the Wall Street Journal. The loan matures on October 31, 1999, unless sooner terminated by the lender. At December 31,1996, the Company had borrowed $981,403 under the Loan Agreement and $518,597 of additional borrowings would be available if there were additional eligible accounts receivable. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable, (2) the lesser of 80% of the Company's eligible European accounts receivable or $500,000 (increased from $250,000 effective January 30, 1997), and (3) 80% of the Company's eligible foreign accounts receivable supported by irrevocable letters of credit, reduced by (4) a $500,000 demand loan, which is payable in installments of principal of approximately $16,700 commencing in May 1997, plus interest. From November 1996 through April 1997 payments are interest only on the $500,000 demand loan. The Company is in material compliance with the covenants of this Loan Agreement.

         The Company requires additional working capital to finance current operations, to enhance and expand its manufacturing capacity and for inventory and accounts receivable purposes. While the Company is actively seeking such additional funds, there are currently no arrangements with respect to such additional financing. No assurances can be given that such future financing will be available under terms acceptable to the Company.Without such future financing, the Company's ability to finance its operations and growth will be severely limited.

         At January 13, 1997, the Company's backlog of customer orders was approximately $2,717,000 compared to approximately $1,095,000 at January 17, 1996. This increase in the backlog should result in an increase in the associated accounts receivable generated which should increase the borrowing base under the Company's Loan Agreement and, consequently, the Company's liquidity.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time.

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during the last two fiscal years.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is not involved in any material litigation which is not routine and/or incidental to its business and which would have a material impact on the financial position of the company.

ITEM 5. OTHER INFORMATION

         At a special meeting of the Board of Directors held on November 20, 1996, Eric H. Twerdahl was elected President and Chief Operating Officer of the Company. Gerald W. Stewart remains as Chairman and Chief Executive Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits are filed herewith:

                    3.2 Form of Amended and Restated Bylaws, as of February 4, 1997.

                   10.6 Commercial Revolving Loan, Demand Loan and Security Agreement with American Commercial Finance Corporation, dated November 1, 1996.

                   10.7      Revolving Promissory Note, dated November 1, 1996.

                   10.8      Demand Promissory Note, dated November 1, 1996.

                   27        Financial Data Schedule

            (b) There was a report on Form 8-K filed by the registrant on November 4, 1996, during the first quarter ended December 31, 1996, wherein the registrant reported that it and its indirect wholly owned subsidiary, Intec Europe, Ltd., entered into a commercial revolving loan, demand loan and security agreement.

                                   SIGNATURES


            In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    INDUSTRIAL TECHNOLOGIES, INC.


Date:  February 13, 1997            By: /s/ Joseph Schlig
                                        ---------------------------------------
                                        Joseph Schlig, Chief Financial Officer,
                                        Vice President, Treasurer and Secretary

                                INDEX TO EXHIBITS

                                                       Sequentially
                                                       Numbered Page
         Description of Exhibit                        Number
         ----------------------                        -------------
3.2      Form of Amended and Restated Bylaws, as
         of February 4, 1997.

10.6     Commercial Revolving Loan, Demand Loan
         and Security Agreement with American
         Commercial Finance Corporation, dated
         November 1, 1996

10.7     Revolving Promissory Note, dated November 1, 1996

10.8     Demand Promissory Note, dated November 1, 1996

27       Financial Data Schedule