Form 10QSB
period 1997-03-31
INDUSTRIAL TECHNOLOGIES INC
filed 1997-05-15
CIK 802916

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997
                                    --------------


     Commission file number 1-10790
                            -------


                          INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          04-2596252
-------------------------------                             ------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

One Trefoil Drive, Trumbull, CT                                  06611
-------------------------------                           ----------------
(Address of Principal Executive Offices)                      (Zip Code)


                                 (203) 268-8000
      --------------------------------------------------------------------
                (Issuer's Telephone Number, including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d)of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No  .
   --   --

         As of March 31, 1997, the registrant had outstanding 5,529,548 shares of Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format.

Yes      No X .
   ---     ---

                                      INDEX

                          INDUSTRIAL TECHNOLOGIES, INC.

                                                                                              Page No.
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)                                               3-6

                  Consolidated Balance Sheets,
                  March 31, 1997, and September 30, 1996                                         3

                  Consolidated Statements of Operations, Three
                  Months and Six Months Ended, March 31, 1997, and 1996                          4

                  Consolidated Statements of Cash Flows, Six
                  Months Ended March 31, 1997, and 1996                                          5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            7


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                                              9

Item 5.           Other Information                                                              9

Item 6.           Exhibits and Reports on 8-K                                                    9

SIGNATURES                                                                                       10

                         PART I - FINANCIAL INFORMATION

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                       March 31,       September 30,
                                                                          1997              1996
                                                                      -----------      -------------
Assets                                                                (Unaudited)

Current assets:
  Cash and cash equivalents..........................................   $    351,060     $    298,630
  Trade accounts receivable, less allowance for doubtful
    accounts of $63,883 in fiscal 1997 and $56,791
    in fiscal 1996...................................................      1,708,546          954,347
  Inventories........................................................      1,971,103        1,883,838
  Prepaid expenses and other current assets..........................        138,819           44,410
                                                                        ------------     ------------
     Total current assets............................................      4,169,528        3,181,225

Property and equipment, net..........................................         63,141           25,987
Intangible and other assets, net.....................................         82,048           65,213
Costs in excess of net assets of business acquired...................      3,113,050        3,266,780
                                                                        ------------     ------------
     Total assets....................................................   $  7,427,767     $  6,539,205
                                                                        ============     ============
Liabilities and Stockholders' Equity

Current liabilities:
  Notes payable......................................................   $  1,355,310     $    440,425
  Accounts payable...................................................      1,081,940          945,216
  Accrued expenses...................................................        943,434          864,010
  Warranty and installation costs....................................        306,999          297,860
  Deferred revenue and customer deposits.............................        338,212          430,436
                                                                        ------------     ------------
     Total current liabilities.......................................      4,025,895        2,977,947

Long-term debt.......................................................        180,000          180,000
                                                                        ------------     ------------
     Total liabilities...............................................      4,205,895        3,157,947

Stockholder's equity:
  Common stock, $.01 par value, authorized 14,000,000
    shares; issued and outstanding 5,529,548 shares in
    fiscal 1997 and 5,368,298 shares in fiscal 1996..................        55,295            53,682
  Additional paid-in capital.........................................    13,064,957        13,048,832
  Accumulated deficit................................................    (9,898,380)      (9,721,256)
                                                                        ------------     ------------
     Total stockholders' equity......................................      3,221,872        3,381,258
                                                                        ------------     ------------


Total liabilities and stockholders' equity...........................   $ 7,427,767      $  6,539,205
                                                                        ============     ============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations


                                                                    Three Months Ended                   Six Months Ended
                                                                --------------------------          --------------------------
                                                                 March 31,      March 31,            March 31,      March 31,
                                                                   1997           1996                 1997           1996
                                                                --------------------------          ---------------------------
                                                                (Unaudited)     (Unaudited)         (Unaudited)     (Unaudited)

Net sales ................................................      $1,787,253      $1,706,956          $4,182,210      $3,354,425

Cost of goods sold .......................................       1,025,318         824,822           2,299,748       1,668,957

    Gross profit .........................................         761,935         882,134           1,882,462       1,685,468

Operating expenses:
  Selling ................................................         342,695         389,700             740,018         741,469
  General and administrative .............................         402,129         332,941             772,106         718,378
  Engineering ............................................         133,036         113,803             330,737         213,478
  Amortization of costs in excess of
    net assets of business acquired ......................          76,865          76,866             153,731         153,731
                                                                --------------------------          --------------------------
    Total operating expenses .............................         954,725         913,310           1,996,592       1,827,056
                                                                --------------------------          --------------------------
      Operating loss .....................................        (192,790)        (31,176)           (114,130)       (141,588)
                                                                --------------------------          --------------------------
    Interest expense, net ................................         (36,689)        (29,047)            (75,748)        (55,490)
    Other income, net ....................................          35,579            --                12,756            --
                                                                --------------------------          --------------------------
      Total other income (expense) .......................          (1,110)        (29,047)            (62,992)        (55,490)

      Net loss ...........................................      $ (193,900)     $  (60,223)         $ (177,122)     $ (197,078)
                                                                ==========================          ==========================
      Loss per share .....................................      $    (0.04)     $    (0.01)         $    (0.03)     $   (0 .04)
                                                                ==========================          ==========================
Weighted average common shares outstanding ...............       5,486,937       5,218,298           5,459,225       5,218,298
                                                                ==========================          ==========================

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                               Six Months Ended
                                                                       --------------------------------
                                                                        March 31,            March 31,
                                                                          1997                 1996
                                                                       -----------          -----------
                                                                       (Unaudited)          (Unaudited)
Cash flows from operating activities:
  Net loss.........................................................     $(177,122)           $(197,078)
  Adjustment to reconcile net loss to net cash
    provided by (used for) operating activities:
    Depreciation...................................................         2,797                9,810
    Amortization of costs in excess of net assets
      of business acquired.........................................       153,731              153,731
    Changes in net assets and liabilities:
      Trade accounts receivable....................................      (754,199)             169,888
      Inventories..................................................       (87,265)            (193,917)
      Prepaid expenses and other current assets....................      (111,244)             (33,288)
      Accounts payable.............................................       136,724              202,508
      Accrued expenses.............................................        79,424              (40,315)
      Warranty and installation costs..............................         9,139             (104,422)
      Deferred revenue and customer deposits.......................       (92,224)             167,509
                                                                        ---------            ---------
        Net cash provided by (used for) operating activities.......      (840,239)             134,426
                                                                        ---------            ---------

Cash flows from investing activities:
  Capitalization of product software...............................       (39,951)             (12,033)
  Other............................................................            --                  859
                                                                        ---------            ---------
        Net cash used for investing activities.....................      (39,951)              (11,174)
                                                                        ---------            ---------

Cash flows from financing activities:
  Net borrowings (payments) on revolving credit agreement..........       914,882             (131,436)
  Payments on notes payable........................................            --              (37,000)
  Proceeds (costs) from issuance of common stock net of costs......        17,738                   --
                                                                        ---------            ---------
        Net cash provided by (used for) financing activities.......       932,620             (168,436)
                                                                        ---------            ---------

Net increase in cash and cash equivalents..........................        52,430              (45,184)
Cash and cash equivalents at beginning of period:..................       298,630              214,448
                                                                        ---------            ---------
Cash and cash equivalents at end of period:........................     $ 351,060            $ 169,264
                                                                        =========            =========

Supplemental disclosures of cash flow information
Cash paid during period for:
  Interest.........................................................     $  75,748            $  52,684
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

         INTI instruments, computers and turnkey systems are designed and manufactured to meet the diverse needs and demanding conditions found in process measurement and control applications. INTI serves its clients in a broad spectrum of industries ranging from aerospace, communications and industrial equipment suppliers to specialized web process manufacturers in the paper, plastics, non-woven materials, glass, steel, film, photo-sensitives, aluminum, and rubber industries. INTI's products and systems are dedicated to improving manufacturing efficiencies and quality required to maintain leadership in highly competitive global markets.

Note 2.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary, normal and recurring adjustments which are required to present fairly the financial position of the Company and its subsidiary as of March 31, 1997, and the results of operations and cash flows for the three months and six months ended March 31, 1997, and March 31, 1996. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the annual financial statements of the Company and notes thereto, contained in the Company's Form 10-KSB, for the fiscal year ended September 30, 1996. The results of operations for the three month and six month periods ended March 31, 1997, are not necessarily indicative of those that may be expected for the full fiscal year.

Note 3. COMMITMENTS AND CONTINGENCIES

      The Company has entered into employment agreements with certain officers. The agreements are for terms ranging from one year to five years and provide for a base salary and certain benefits which are specified in each of the agreements. Each of the agreements also provide for severance pay for termination under certain circumstances which are defined in the agreements. The minimum annual commitments under the agreements are 1997: $376,000; and 1998:
$251,167.

      INTI's wholly owned subsidiary, Intec Corp., is currently working with the Department of Environmental Protection of the State of Connecticut (CT-DEP) to review, and to clear, all adverse findings with respect to the Tetrachloroethylene Analysis performed in May 1992. This analysis was performed in conjunction with the CT-DEP Property Transfer Program. A follow-up analysis was made as recently as May 1996. Although the levels of the contaminant have decreased substantially, they still remain above acceptable levels. Appropriate methods are being and will be employed to lower these levels. Tests will continue until compliance levels have been met. The Company has spent approximately $35,000 to date. The Company believes the resolution of this matter will not have a material impact on the financial position, results of operations or cash flows of the Company.

Note 4. INVENTORIES

   The components of inventories are as follows:

                                                                     March 31, 1997       September 30, 1996
                                                                     --------------       ------------------

              Raw materials and subassemblies net of revenues           $ 1,403,195               $1,341,073
              Work in process                                               455,313                  435,156
              Finished goods                                                112,595                  107,609
                                                                        -----------               ----------
                                                                        $ 1,971,103               $1,883,838
                                                                        ===========               ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 31,1997, Compared to Three Months Ended March 31, 1996

         The Company had net sales for the three months ended March 31, 1997 (the "current quarter"), of $1,787,253 compared to $1,706,956 for the three months ended March 31, 1996 (the "prior year quarter"). The increase of $80,297 primarily reflects the larger backlog of orders at the beginning of the current quarter versus the prior year quarter and an increase in deliveries emanating from that backlog.

         The Company generated gross profits of $761,935 (42.6% of net sales) for the current quarter compared to gross profits of $882,134 (51.7% of net sales) for the prior year quarter. The 13.6% decrease in amount and the decrease in gross profit percentage relate to product and market mix. Product mix has a direct effect on cost and market mix has a direct effect on selling price; therefore, the combination affects gross profit. As to the decrease in gross profit percentage, certain system configurations included continuing extra costs that were not immediately recoverable from European customers, i.e., CE certification required for shipments into the European Common Market. In addition, slippage in service and spare parts volume, normally higher gross profit business, had a further negative impact on gross profit. The Company expects improvement, but there can be no assurance that this will occur.

         Selling, general and administrative expenses for the current quarter were $744,824 (41.7% of net sales) compared to $722,641 (42.3% of net sales) for the prior year quarter. The increase in expense is due primarily to increased legal and professional expense plus the addition of personnel in the selling and general and administrative functional areas. The decrease in expense to net sales percentage is a result of increased net sales.

         Engineering expenses for the current quarter were $133,036 compared to the prior year quarter of $113,803. This increase reflects the continuing programs to accelerate new product development. The major areas of increase continue to be additional personnel and increased use of outside specialized consultants.

         Amortization of costs in excess of net assets of business acquired are the same for the current and prior quarters and will continue to be so during the remaining established life of the asset.

         The Company had net interest expense of $36,689 for the current quarter compared to $29,047 in the prior year quarter. This increase is partially due to increased borrowing for the period and an increase for part of the period in the rate of interest paid.

         Other income (net) in the amount of $35,579 is largely due to foreign exchange gains.

         The net loss of $193,900 in the current quarter compared to a loss of $60,223 in the prior year quarter. Higher cost of goods, continuing product development efforts and increased general and administrative expense all contributed to the loss. Although there are no assurances that performance will improve, management anticipates that the higher level of development and selling and marketing efforts will produce favorable results in the future.

Six Months Ended March 31, 1997, Compared to Six Months Ended March 31 ,1996

         The Company had net sales for the six month period ended March 31, 1997, (the "current half year") of $4,182,210 as compared to $3,354,425 for the six month period ended March 31, 1996 (the "prior half year"). The increase of $827,785 reflects improved INTI sales performance.

         The Company generated gross profits of $1,882,462 (45.0% 0f net sales) for the current half year compared to a gross profit of $1,685,468 (50.2% of net sales) for the prior half year. The increase of $196,994 relates to improved INTI sales, and the decrease in gross profit percentage reflects more aggressive pricing, expenses related to CE certification required for shipments to the European Common Market and slippage in higher margin service and spare parts volume. The Company expects improvement, but there can be no assurance that this will take place.

         Selling, general and administrative expenses for the current half year of $1,512.124 (36.2% of net sales) compared to $1,459,847 (43.5% of net sales)
for the prior half year. The increase, as previously mentioned, is due primarily to increased legal and professional expense and the addition of personnel in the selling and general and administrative functional areas. The decrease in percentage to net sales is a result of increased net sales.

         The engineering expenses for the current half year were $330,737 as compared with $213,478 for the prior half year. The increase of $117,259 is primarily due to an acceleration of the development of new software for both existing and planned new products.

         Interest expense for the current half year of $75,748 compares to $55,490 for the prior half year. This increase of $20,258 is due to increased borrowing under the Company's working capital line of credit.

         Other income net of other expense for the current half year of $12,756 compares to other income of $0 for the prior half year. Most of this income is the net result of favorable foreign currency exchange for the current half year.

         The net loss of $177,122 for the current half year compares to a net loss of $197,078 for the prior half year. The improvement of $19,956 is primarily the result of improvement in gross profit dollars due to higher net sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity at March 31, 1997, consisted of $351,060 of cash plus the borrowing power under the Company's revolving credit loan agreement ("Loan Agreement") which provides a $1,500,000 revolving credit line at an annual interest rate of 4% over the prime interest rate as published in the Wall Street Journal. The loan matures on October 31, 1999, unless sooner terminated at the option of the lender at which time all amounts outstanding will be due and payable. At March 31, 1997, the Company had borrowed $1,355,310 under the Loan Agreement and $144,690 of additional borrowings would have been available if there had been additional eligible accounts receivable. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable, (2) 80% of the Company's eligible accounts receivable covered by irrevocable letters of credit, (3) the lesser of 80% of the Company's European eligible open accounts receivable or $500,000, and (4) a $500,000 demand loan which is payable in installments of approximately $16,700 of principal scheduled to commence in April 1997. The April 1997 and the May 1997 installments of principal have been deferred by the lender to June 1997. From November 1996 through March 1997 payments were scheduled on interest only on the $500,000 demand loan. The Company is in compliance with the covenants of this lending agreement. In addition, the Company realized $89,963 from the exercise of certain warrants during the three month period ended March 31, 1997.

         The Company requires additional capital to finance current operations, make enhancements to and expansions of its manufacturing capacity in accordance with its business strategy, and for working capital for inventory and accounts receivable. The Company is seeking such additional funds through public or private debt. On April 21, 1997, the Company received a commitment letter of the Connecticut Development Authority ("CDA") approving the Company's application for a seven year term loan in the principal amount of $500,000, which commitment has been accepted by the Company. Definitive documentation is in preparation, and the Company expects the loan to close in mid-June, although there can be no assurance that this will occur. Without such future financing, the Company's ability to finance its operations and growth will be severely limited.

         At March 31, 1997, the Company's backlog of customer orders was approximately $1,724,000 compared to approximately $2,500,000 at April 3, 1996 and approximately $2,700,000 at January 15, 1997. The Company is seeking to offset this decrease in the backlog in the following quarters through an increase in the rate of new proposals, although there can be no assurance that such proposals will result in orders.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time.

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during the last two fiscal years.

                           PART II - OTHER INFORMATION





ITEM 1.        LEGAL PROCEEDINGS

         On February 26, 1997, the lessor of the Company's Trumbull,
Connecticut facility filed an action in the Bridgeport Housing Session of the Superior Court of Connecticut seeking eviction of the Company for non-payment of additional rents in accordance with the terms of the lease, which action is pending. During the pendency of the litigation, the Company has continued to occupy the facility while making timely use and occupancy payments to the lessor. The Company is negotiating with the lessor to have the lease reinstated, but there can be no assurance that these negotiations will lead to a favorable conclusion, in which event, if unsuccessful in the lawsuit, the Company would be required to relocate its operations to another facility.

         The Company is not involved in any other material litigation which is not routine and/or incidental to its business and which would have a material impact on the financial position of the Company.

ITEM 5.     OTHER INFORMATION

         On April 2, 1997, Tancred V. Schiavoni tendered his resignation as a Director of the Company and advised the Company that he would not stand for reelection as a Director of the Company at its Annual Meeting on April 15, 1997.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits.  The following exhibits are filed herewith:

                             10.9 Amendment dated January 30, 1997, to the Commercial Revolving Loan, Demand Loan and Security Agreement with American Commercial Finance Corporation. dated November 1, 1996.

                             27        Financial Data Schedule


               (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INDUSTRIAL TECHNOLOGIES, INC.


Date:  May 15, 1997                      By: /s/   Joseph Schlig
                                             -------------------
                                             Joseph Schlig, Chief Financial
                                             Officer, Vice President,
                                             Treasurer and Secretary

                                INDEX TO EXHIBITS


                                                                                  Sequentially
                                                                                  Numbered Page
                          Description of Exhibit                                      Number
                          ----------------------                                      ------

10.9     Amendment dated January 30, 1997, to the Commercial Revolving Loan,
         Demand Loan and Security Agreement with American Commercial Finance
         Corporation dated November 1, 1996

27       Financial Data Schedule