Form 10QSB
period 1997-06-30
INDUSTRIAL TECHNOLOGIES INC
filed 1997-08-14
CIK 802916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997



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

Yes X    No__.

         As of June 30, 1997, the registrant had outstanding 5,766,798 shares of Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format.

Yes__    No X.

                                      INDEX

                          INDUSTRIAL TECHNOLOGIES, INC.

                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements                                   3-6

                  Consolidated Balance Sheet,
                  June 30, 1997 (unaudited) and September 30, 1996       3

                  Consolidated Statements of Operations, Three
                  Months and Nine Months Ended June 30, 1997 and 1996
                  (unaudited)                                            4

                  Consolidated Statements of Cash Flows, Nine
                  Months Ended June 30, 1997 and 1996 (unaudited)        5

                  Notes to Consolidated Financial Statements             6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings                                      10

Item 2.           Changes in Securities                                  10

Item 4.           Submission of Matters to a Vote of Security Holders    10

Item 5.           Other Information                                      10

Item 6.           Exhibits and Reports on Form 8-K                       11

SIGNATURES                                                               12

                         PART I - FINANCIAL INFORMATION

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                                 June 30,          September 30,
                                                                                   1997                1996
                                                                               ------------        ------------
Assets                                                                         (Unaudited)

Current assets:
     Cash and cash equivalents                                                 $    153,066        $    298,630
     Trade accounts receivable, less allowance for doubtful
          accounts: 1997, $63,003; 1996, $56,791                                  1,707,758             954,347
     Inventories                                                                  2,012,735           1,883,838
     Prepaid expenses and other current assets                                      223,957              44,410
                                                                               ------------        ------------

          Total current assets                                                    4,097,516           3,181,225

Property and equipment, net                                                         127,576              25,987
Intangible and other assets, net                                                     68,095              65,213
Costs in excess of net assets of business acquired                                3,036,184           3,266,780
                                                                               ------------        ------------
          Total assets                                                         $  7,329,371        $  6,539,205
                                                                               ============        ============

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                             $  1,178,966        $    440,425
     Current portion of long-term debt                                               57,692                  --
     Accounts payable                                                               925,153             945,216
     Accrued expenses                                                               845,610             864,010
     Warranty and installation costs                                                241,749             297,860
     Deferred revenue and customer deposits                                         346,233             430,436
                                                                               ------------        ------------

          Total current liabilities                                               3,595,403           2,977,947

Long-term debt                                                                      622,308             180,000
                                                                               ------------        ------------
          Total  liabilities                                                      4,217,711           3,157,947

Stockholders' equity:
     Common stock, $.01 par value.  Authorized 14,000,000
          shares; issued and outstanding: 1997, 5,766,798 shares;
          1996, 5,368,298                                                            57,667              53,682
     Additional paid-in capital                                                  13,120,397          13,048,832
     Accumulated deficit                                                        (10,066,404)         (9,721,256)
                                                                               ------------        ------------
          Total stockholders' equity                                              3,111,660           3,381,258
                                                                               ------------        ------------

          Total liabilities and stockholders' equity                           $  7,329,371        $  6,539,205
                                                                               ============        ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             Three Months Ended                   Nine Months Ended
                                                      ------------------------------        ------------------------------
                                                        June 30,           June 30,           June 30,          June 30,
                                                         1997               1996               1997               1996
                                                      -----------        -----------        -----------        -----------
                                                      (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
Net sales                                             $ 1,565,958        $ 1,753,429        $ 5,748,168        $ 5,107,854

Cost of goods sold                                        799,808            969,019          3,099,556          2,637,976
                                                      -----------        -----------        -----------        -----------

          Gross profit                                    766,150            784,410          2,648,612          2,469,878

Operating expenses:
     Selling                                              329,686            319,012          1,069,705          1,060,481
     General and administrative                           400,831            383,671          1,172,937          1,102,049
     Engineering                                           63,158            136,787            393,894            350,265
     Amortization of costs in excess of
          net assets of business acquired                  76,865             76,865            230,596            230,596
                                                      -----------        -----------        -----------        -----------

          Total operating expenses                        870,540            916,335          2,867,132          2,743,391
                                                      -----------        -----------        -----------        -----------

               Operating income (loss)                   (104,390)          (131,925)          (218,520)          (273,513)
                                                      -----------        -----------        -----------        -----------

          Interest income (expense), net                  (48,615)           (21,417)          (124,363)           (76,907)
          Other income (expense), net                     (23,057)                --            (10,301)                --
                                                      -----------        -----------        -----------        -----------

               Total other income (expense)               (71,672)           (21,417)          (134,664)           (76,907)

               Net income (loss)                      $  (176,062)       $  (153,342)       $  (353,184)       $  (350,420)
                                                      ===========        ===========        ===========        ===========

               Income/(loss) per share                $     (0.03)       $     (0.03)       $     (0.06)       $     (0.07)
                                                      ===========        ===========        ===========        ===========

Weighted average common shares outstanding              5,608,631          5,233,298          5,519,798          5,233,298
                                                      ===========        ===========        ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                            Nine Months Ended
                                                                                     ------------------------------
                                                                                        June 30,           June 30,
                                                                                         1997               1996
                                                                                     -----------        -----------
                                                                                     (Unaudited)        (Unaudited)
Cash flows from operating activities:
     Net loss                                                                        $  (353,184)       $  (350,420)
     Adjustment to reconcile net income (loss) to net cash
       provided by (used for) operating activities:
          Depreciation                                                                    10,514                856
          Amortization of costs in excess of net assets
               of business acquired                                                      230,596            230,596
          Changes in assets and liabilities:
               (Increase) decrease in trade accounts receivable                         (753,411)           473,067
               Increase in inventories                                                  (128,897)           (17,008)
               Increase in prepaid expenses and other current assets                    (182,429)           (66,281)
               (Decrease) increase in accounts payable                                   (20,064)           257,084
               (Decrease) increase in accrued expenses                                   (18,400)            67,797
               Decrease in warranty and installation costs                               (56,111)          (115,661)
               (Decrease) increase in deferred revenue
                    and customer deposits                                                (84,203)            47,303
                                                                                     -----------        -----------
                   Net cash provided by (used for) operating activities               (1,355,589)           527,333
                                                                                     -----------        -----------

Cash flows from investing activities:
     Capitalization of product software                                                 (112,103)           (35,656)
     Other                                                                                    --             (1,087)
                                                                                     -----------        -----------
                   Net cash (used for) investing activities                             (112,103)           (36,743)
                                                                                     -----------        -----------

Cash flows from financing activities:
     Net borrowings (payments) on revolving credit agreement                             738,541           (513,686)
     Proceeds from notes payable                                                         500,000            200,000
     Payments on notes payable                                                                --            (55,500)
     Proceeds (costs) from issuance of common stock, net of costs                         83,587           (129,868)
                                                                                     -----------        -----------
                   Net cash provided by (used for) financing activities                1,322,128           (499,054)
                                                                                     -----------        -----------

Net decrease in cash and cash equivalents                                               (145,564)            (8,464)
Cash and cash equivalents at beginning of period:                                        298,630            214,448
                                                                                     ===========        ===========
Cash and cash equivalents at end of period:                                          $   153,066        $   205,984
                                                                                     ===========        ===========

Supplemental disclosures of cash flow information
Cash paid during period for:
     Interest                                                                        $   132,091        $    69,338
                                                                                     ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  NATURE OF BUSINESS

         Industrial Technologies, Inc. and subsidiary (the "Company" or "INTI") designs, assembles and markets automated surface inspection systems, electro-optical sensors and other laser-based equipment, and industrial computers and related products. The Company's surface inspection division's customers include web process manufacturers of paper, plastics, film photosensitive materials, steel, aluminum, glass, non wovens and rubber products. The Company's industrial computer division offers a full line of industrial-strength processors, displays and peripherals to a variety of customers. The Company sells its products throughout the United States and internationally, primarily in Europe and the Far East.

Note 2.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary, normal and recurring adjustments which are required to present fairly the financial position of the Company and its subsidiary as of June 30, 1997, and the results of operations and cash flows for the three months and nine months ended June 30, 1997, and June 30, 1996. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the annual financial statements of the Company and notes thereto, contained in the Company's Form 10-KSB, for the fiscal year ended September 30, 1996. The results of operations for the three month and nine month periods ended June 30, 1997, are not necessarily indicative of those that may be expected for the full fiscal year.

Note 3. COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with certain officers. The agreements are for terms ranging from one year to five years and provide for a base salary and certain benefits which are specified in each of the agreements. Each of the agreements also provide for severance pay for termination under certain circumstances which are defined in the agreements. The minimum annual commitments under the agreements are fiscal 1997: $376,000; fiscal 1998: $155,917; and fiscal 1999: $36,250.

         INTI's wholly owned subsidiary, Intec Corp., is currently working with the Department of Environmental Protection of the State of Connecticut (CT-DEP) to review, and to clear, all adverse findings with respect to the Tetrachloroethylene Analysis performed in May 1992. This analysis was performed in conjunction with the CT-DEP Property Transfer Program. A follow-up analysis was made as recently as June 1997. Although the levels of the contaminant have decreased substantially, they still remain above acceptable levels. Tests will continue until compliance levels have been met. The Company has spent approximately $36,000 to date. The Company believes the resolution of this matter will not have a material impact on the financial position, results of operations or cash flows of the Company.

Note 4. INVENTORIES

   The components of inventories are as follows:

                                                                  June 30, 1997         September 30, 1996
                                                              ---------------------    ---------------------
Raw materials and subassemblies net of revenues               $           1,432,833    $           1,341,073
Work in process                                                             464,930                  435,156
Finished goods                                                              114,972                  107,609
                                                              ---------------------    ---------------------
                                                              $           2,012,735    $           1,883,838
                                                              =====================    =====================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

         The Company had net sales for the three months ended June 30, 1997 (the "current quarter") of $1,565,958, compared to $1,753,429 for the three months ended June 30, 1996 (the "prior year quarter"). The decrease of $187,471 primarily reflects the greater number of systems sold in the prior year quarter versus the current quarter due to the decrease in the backlog at the beginning of the period.

         The Company generated gross profits of $766,150 (48.9% of net sales) for the current quarter compared to gross profits of $784,410 (44.7% of net sales) for the prior year quarter. The 2.3% decrease in amount is a result of reduced net sales in the inspection division. The approximately 4 point increase in gross profit percentage relates to product and market mix. The increase is due primarily to increased service and spare parts volume of approximately $150,000 compared to the prior year quarter; this business normally has a higher gross profit percentage. In addition, a higher percentage of more sophisticated inspection systems, which have a higher profit margin, were sold in the current quarter compared to the prior year quarter. These factors were partially offset by increased sales of products by the computer division relative to total net sales, which products carry a lower gross profit than products of the inspection division.

         Selling, general and administrative expenses for the current quarter were $730,517 (46.6% of net sales) compared to $702,683 (40.1% of net sales) for the prior year quarter. The increase in expense is due primarily to increased legal and professional expense plus the addition of personnel in the selling and general and administrative functional areas. The increase in expense to net sales percentage is primarily a result of decreased net sales.

         Engineering expenses for the current quarter were $63,158 (4.0% of net sales) compared to the prior year quarter of $136,787 (7.8% of net sales). The Company was able to capitalize software development costs during the three months ended June 30, 1997 of $72,150, which costs were previously expensed.
The major areas of expense continue to be additional personnel and increased use of outside consultants.

         Amortization of costs in excess of net assets of business acquired are the same for the current and prior quarters and will continue to be so during the remaining established life of the asset.

         The Company had net interest expense of $48,615 (3.1% of net sales) for the current quarter compared to $21,417 (1.2% of net sales) in the prior year quarter. This increase of $27,198 is due primarily to increased borrowing for the period and an increase for part of the period in the rate of interest paid.

         Other expense in the amount of $23,057 is largely due to foreign exchange losses.

         The net loss of $176,062 in the current quarter compared to a loss of $153,342 in the prior year quarter, primarily attributable to lower cost of goods sold and lower product development costs in the current quarter being more than offset by increased selling, general and administrative expenses, interest expense and other expense.

Nine Months Ended June 30, 1997 Compared to Nine Months Ended June 30, 1996

         The Company had net sales for the nine month period ended June 30, 1997 (the "current nine months") of $5,748,168, as compared to $5,107,854 for the nine month period ended June 30, 1996 (the "prior year nine months"). The increase of $640,314 reflects improved INTI sales performance, primarily in the first quarter of fiscal 1997.

         The Company generated gross profits of $2,648,612 (46.1% of net sales) for the current nine months compared to a gross profit of $2,469,878 (48.4% of net sales) for the prior year nine months. The increase of $178,734 (7.2%) relates to improved INTI sales, and the decrease in gross profit percentage reflects more aggressive pricing and expenses related to CE certification required for shipments to the European Common Market.


         Selling, general and administrative expenses for the current nine months of $2,242.642 (39.0% of net sales) compared to $2,162,530 (42.3% of net sales) for the prior year nine months. The increase in expense, as previously mentioned, is due primarily to increased legal and professional expense. The decrease in percentage to net sales is a result of increased net sales.

         The engineering expenses for the current nine months were $393,894 as compared with $350,265 for the prior year nine months. During the current nine months the Company was able to capitalize software development costs of $112,101, which costs were previously expensed. The Company is still continuing to accelerate new product development programs.

         Amortization of costs in excess of net assets of business acquired are the same for the current period and for the prior year period and will continue to be so for the remaining established life of the asset.

         Interest expense for the current nine months of $124,363 (2.2% of net sales) compared to $76,907 (1.5% of net sales) for the prior year nine months. This increase of $47,456 is due primarily to increased borrowing under the Company's working capital line of credit.

         Other net expense for the current nine months of $10,301 compared to no other income or expense for the prior year nine months. Most of this expense is the result of losses in foreign exchange.

         The net loss of $353,184 for the current nine months compared to a net loss of $350,420 for the prior year nine months. Higher cost of goods sold, increased product development costs, increased selling, general and administrative expenses and increased interest expense all contributed to the continuing losses.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity at June 30, 1997 consisted of $153,066 of cash plus the borrowing power under the Company's revolving credit loan agreement ("Loan Agreement"), which provides a $1,500,000 revolving credit line at an annual interest rate of 4% over the prime interest rate as published in the Wall Street Journal. The revolving loan matures on October 31, 1999, unless sooner terminated at the option of the lender at which time all amounts outstanding will be due and payable. At June 30, 1997, the Company had borrowed $1,177,966 under the Loan Agreement and $322,034 of additional borrowings would have been available if there had been additional eligible accounts receivable. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of
(1) 80% of the Company's eligible domestic accounts receivable, (2) 80% of the Company's eligible accounts receivable covered by irrevocable letters of credit,
(3) the lesser of 80% of the Company's European eligible open accounts receivable or $500,000, and (4) a $500,000 demand loan which is payable in installments of approximately $16,700 of principal commencing in April 1997. The August, September and October, 1997 installments have been deferred by the lender to September 1, 1999, the maturity date of the demand loan.

         On May 28, 1997, the Company entered into a letter agreement (the "Amendment Letter") modifying the Loan Agreement. The Amendment Letter modifies the Loan Agreement such that the total principal amount outstanding may not exceed $2,000,000. Pursuant to the Loan Agreement as amended by the Amendment Letter, additional credit was extended to the Company in the amount of $500,000 at an interest rate of 6% per annum above the prime rate on a floating basis and which is due and payable on February 1, 2004 (the "New Term Loan"). Interest payments on the New Term Loan commenced June 1, 1997 and are payable monthly. Principal is payable in quarterly installments of $19,231 commencing on December 1, 1997. The Company is in compliance with the covenants of the Loan Agreement and the New Term Loan. The Loan Agreement and the New Term Loan are secured by a first priority security interest in all of the Company's personal property. Simultaneous with the closing of the New Term Loan, the Connecticut Development Authority purchased a 100% participation interest in the New Term Loan.

         The Company realized $89,963 from the exercise of certain warrants for 231,250 shares of common stock during the three month period ended June 30, 1997.

         The Company requires additional capital to finance continuing operations, make enhancements to and expansions of its manufacturing capacity in accordance with its business strategy, and for working capital for inventory and accounts receivable. The Company is seeking such funds through strategic alliances, merger and acquisition efforts, as well as through public or private debt and equity. There can be no assurance that such efforts will be successful. Without such future financing, the Company's ability to finance its operations and growth will be severely limited.

         At June 30, 1997, the Company's backlog of customer orders was approximately $1,662,000 compared to approximately $2,400,000 at July 15, 1996, and approximately $1,724,000 at March 31, 1997. The Company is seeking to offset this decrease in the backlog in the following quarters through an increase in the rate of new proposals, although there can be no assurance that such proposals will result in orders.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time.

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during the last two fiscal years.

                           PART II - OTHER INFORMATION


ITEM 1.        LEGAL PROCEEDINGS

         On February 26, 1997, the lessor of the Company's Trumbull, Connecticut facility filed an action in the Bridgeport Housing Session of the Superior Court of Connecticut seeking eviction of the Company for non-payment of additional rents in accordance with the terms of the lease, which action is pending. On April 1, 1997, the lessor filed an action in the same court seeking to collect amounts claimed due and payable under the terms of the lease, which action is pending. During the pendency of the litigation, the Company has continued to occupy the facility while making timely use and occupancy payments to the lessor.

         The Company is not involved in any other material litigation which is not routine and/or incidental to its business and which would have a material impact on the financial position of the Company.

ITEM 2.     CHANGES IN SECURITIES

         During the three months ended June 30, 1997, the Company issued in non-public offerings the following securities which were not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) thereof:

         1. On May 15, 1997, 6,000 shares of Common Stock to D.H. Blair Investment Banking Corp. in consideration of financial advisory and investment banking services.

         2. On June 24, 1997, warrants to purchase 50,000 shares of Common Stock at a price of $0.15625 per share to Tiger Group, Inc. in consideration of financial communications services.

         3. On April 15, 1997, warrants to purchase 17,555 shares of Common Stock at a price of $0.28 per share to current and former non-employee directors as consideration for services as directors.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on April 15, 1997. The following persons were elected to the Board of Directors by the following votes:

                                                    For            Withheld
                                                    ---            --------
     Gerald W. Stewart                           2,944,612         107,036
     Eric H. Twerdahl                            2,818,914         232,734
     Howard Davidoff                             2,963,612          88,036

         The appointment of McGladrey & Pullen, LLP as independent auditors for the fiscal year ending September 30, 1997 was approved as follows:

                     For                               3,017,634
                     Against                              11,234
                     Abstain                              22,780


ITEM 5.     OTHER INFORMATION

         On April 2, 1997, Tancred V. Schiavoni tendered his resignation as a Director of the Company and advised the Company that he would not stand for reelection as a Director of the Company at its Annual Meeting on April 15, 1997.


         On July 18, 1997, Joseph Schlig tendered his resignation as Vice President, Chief Financial Officer, Treasurer and Secretary of the Company.

         On July 31, 1997, the Company entered into a lease agreement for approximately 35,000 square feet of space in Milford, Connecticut. The lease term is for a period of five years, commencing October 1, 1997, with an option to the Company to extend the lease for an additional five-year period. The Company plans to relocate its corporate offices and manufacturing facility to these premises and vacate its current premises in Trumbull, Connecticut no later than October 1, 1997. The Company believes that the premises in Milford, Connecticut are well suited to its needs.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a)   Exhibits.  The following exhibits are filed herewith:

                           10.10 Term Promissory Note, dated May 28, 1997 (incorporated herein by reference from Form 8-K filed July 16, 1997, File No. 1-10790).

                           10.11 Letter from Industrial Technologies, Inc. and certain other parties to American Commercial Finance Corporation, dated May 28, 1997 (incorporated herein by reference from Form 8-K filed July 16, 1997, File No. 1-10790).

                           10.12 Loan Participation Agreement by and between American Commercial Finance Corporation and Connecticut Development Authority, dated May 28, 1997 (incorporated herein by reference from Form 8-K filed July 16, 1997, File No. 1-10790).

                           10.13 Letter to Connecticut Development Authority from Industrial Technologies, Inc. and subsidiaries, dated May 28, 1997 (incorporated herein by reference from Form 8-K filed July 16, 1997, File No. 1-10790).

                           27.      Financial Data Schedule.

               (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     INDUSTRIAL TECHNOLOGIES, INC.


Date:  August 14, 1997               By: /s/ Gerald W. Stewart
                                         ---------------------------
                                      Gerald W. Stewart, Chief Executive Officer