Form 10KSB
period 1997-09-30
INDUSTRIAL TECHNOLOGIES INC
filed 1998-07-29
CIK 802916

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the fiscal year ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from ____________to ______________ Commission file number: 1-10790

                          INDUSTRIAL TECHNOLOGIES, INC.
               (Name of Small Business Issuer as in Its Charter)

         Delaware                                                04-2596252
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or                                          Identification No.)
organization)

70 Cascade Boulevard, Milford, CT                                  06460
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number, including area code: (203)876-1800

Securities registered under Section 12(b) of the Act:

                                      NONE

Securities registered under Section 12(g) of the Act:

                          Common Stock, $.01 par value

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

    The issuer's revenues for its fiscal year ended September 30, 1997 were $6,552,332.

    As of July 5, 1998, 5,766,798 shares of Common Stock, $.01 par value per share, were outstanding. The aggregate market value, held by non-affiliates, of shares of the Common Stock, based upon the average of the bid and ask prices for such stock on that date, was approximately $748,100

    Transitional small business disclosures format (check one):

                                 Yes __  X No

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

    Industrial Technologies, Inc. ("Industrial Technologies" or the "Company") develops sensing, monitoring, processing and inspection technologies that operate under the demanding factory floor conditions encountered in a range of industries. Its customers include web process manufacturers of paper, plastic, film, photosensitive materials, steel, aluminum, glass, non-wovens and rubber products and their subsequent converting operations. The Company's industrial computer group offers a full line of industrial strength processors, displays and peripherals designed to operate under harsh temperature, humidity and shock conditions found in factory environments. The Company's industrial computers are also integrated into inspection systems delivered by the Company. The Company's innovative solutions help industrial firms to increase yields, improve product reliability and diminish costs associated with defects, thereby allowing such firms to become more competitive in world markets.

    The Company was incorporated in 1976 as Aerodyne Products Corporation ("APC"), a Massachusetts corporation, and was reincorporated as a Delaware corporation in 1989. In 1991, APC acquired the assets of Amdex Corporation, which became the Amdex Industrial Computer Division, and in 1992 acquired Intec Corp. and a subsidiary of Intec Corp., Intec Europe, Ltd. APC changed its name to Industrial Technologies, Inc. in February 1994 to achieve better name recognition for its core business. The Amdex Industrial Computer Division, Intec Corp., and Intec Europe, Ltd. are sometimes collectively included in the term "the Company" where the context requires.

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

    The Company's products range in price from under $10,000 for industrial computers, $25,000 to $50,000 for a basic detection system, $80,000 to $125,000 for a standard performance inspection system, and $175,000 to $500,000 for an advanced inspection system. The Surface Inspection Division contributed 82% and 85%, respectively, to revenues for the fiscal years ended September 30, 1997 and September 30, 1996. The Industrial Computer Division contributed 18% and 15%, respectively, to revenues for the fiscal years ended September 30, 1997 and September 30, 1996.

    The Company sells its products both domestically and internationally, with approximately 58% of its revenues in fiscal year 1997 coming from international markets. A European sales and service operation located near Brussels, Belgium coordinates distribution of all Company products in Europe and maintains a local spare parts inventory and an applications laboratory. The Company also has distributors and representatives in the Pacific Rim, South America, the Middle East and Africa. Domestically, the Company sells its products directly through its own sales personnel based in Milford, Connecticut and independent representatives throughout North America.

SURFACE INSPECTION DIVISION

    The Intec Surface Inspection Division of the Company has installed more than 950 systems worldwide. By monitoring a moving web of material visually searching for surface defects, the Company's systems help manufacturers of a wide range of different materials provide quality product to their customers. Its systems alert users to the precise type, location and size of each defect. Patented and proprietary techniques ensure accuracy by compensating for opacity, gloss, surface roughness and many other factors. The Company's systems have been installed in various industries where material is manufactured in a continuous web.

    The Intec Surface Inspection System Division targets those industries that manufacture material on a continuous web. The largest users of these inspection systems have been suppliers of paper, plastics and photosensitive materials. A number of systems have, however, been utilized by the steel, aluminum, textiles, fibers, glass and rubber industries. As the cost of inspection technology has decreased, the Company believes that new inspection applications have increased.

    Based on the number of active process lines and the typical system configuration purchased by customers in the various market sections, the Company has identified the paper, plastics, photo-sensitives, metals, and converting industries as its five target industry sections, and is focusing substantially all of its efforts on these particular sections.

    The Intec Surface Inspection Division offers three levels of surface inspection equipment based on the level of technological control required. The first level of equipment is a basic detection monitor. This equipment continuously monitors the material and when an anomaly is observed the monitor either notifies the operator by an alarm mechanism and/or sends an electronic signal to another control system for corrective action. The second level of equipment is a standard performance package which not only identifies defects, but also provides a more sophisticated level of process control, assigns physical parameters to categorize defects and provides a detailed quality report. The third level of equipment is configured from standard hardware and software modules to provide the customer with the maximum versatility through the use of multiple detectors, double sided inspection, and a sophisticated level of defect categorization/classification. Systems currently offered by the Surface Inspection Division include:

                        BASIC DETECTION SYSTEM: SMARTCAM

     The SmartCam System is a low cost camera-based visual inspection system intended primarily for fixed, well-defined applications. SmartCam has an array of CCD elements (charged coupled devices, i.e., capacitors) which are sensitive to changes in the light pattern caused by passing surface defects or edge features. This line image is scanned, digitized and processed several thousand times every second to insure 100% inspection coverage. When the measured deviation is found to exceed pre-set limits, the SmartCam instantly sets alarms to warn the operator or provide outputs for machine control. SmartCam's open design and low cost are attractive for converters, integrators, and original equipment manufacturers ("OEM's") who want to incorporate the advantages of inspection into their machinery. The base price for a single camera system begins at $35,000. Beginning with the second quarter of fiscal year 1998, the SmartCam was replaced with the newly designed Webscam System. The Webscam incorporates all of the above features plus a laser option.


                    STANDARD PERFORMANCE SYSTEM: SYSTEM 3000

    A laser-based web inspection system, the System 3000 has been designed to provide a compact, medium cost, high performance inspection system for customers who do not require the capabilities of, and who do not wish to incur the expense associated with, purchasing the System 9000. In contrast to the System 9000, which can be configured for simultaneous use of multiple laser or camera scanners, the System 3000 is intended for relatively narrow (60 inches and under) webs and supports only a laser scanner. A camera version of the System 3000 was introduced in the first quarter of 1998. The System 3000 supports 12 defect types which can be defined by length, width, repeat interval or density. The average sale price is approximately $85,000.

                    ADVANCED CONFIGURABLE SYSTEM: SYSTEM 9000

    The System 9000 incorporates either laser-based or camera-based sensors. Through its defect analysis and display processor, the System 9000 can both detect the size and shape of an overall defect and also provide real time, color graphic computer monitor displays and printed reports relating to such defects. Laser-based and camera based System 9000's sell in the range of $170,000 to $500,000, and up, based on configuration of the system.

INDUSTRIAL COMPUTER DIVISION

    Following the acquisition of the assets of Amdex Corporation, a PC-based industrial computer assembler, the Company established its Amdex Industrial Computer Division, which designs, assembles and sells PC-based industrial computers and designs and sells CPU boards, computer monitors and terminals. The Amdex Industrial Computer Division also develops customized hardware and software applications.

    The Company's industrial computers are configured to function in the harsh environmental conditions found on the factory floor, including wide temperature fluctuations, electrical isolation, poor air flow and shock and vibration. Industrial computers have applications in the integration of internal development of equipment, external systems and imbedded computer processing.

    Products offered by the Amdex Industrial Computer Division embody two key characteristics. The first is the capacity to offer customers the latest computer processor engine; the second is durability. The Company's experience in building rugged equipment for surface inspection as well as for space and military use has enabled the Company to produce equipment that will work reliably in harsh environments.

PRODUCT DEVELOPMENT

    Based on the increasing customer demand for new technological advances that will enhance performance, the Company engages in both applications and new product development. The Company's objective is to provide a general solution for automated inspection which will satisfy requirements in multiple industries by providing a standard line of products designed for flexibility and modularity. The Company contemplates that such standardized products will ultimately replace all special, one-of-a-kind systems currently in existence. Examples of applications and/or new product development include the System 3000 that was introduced in January 1993, and has since become a sales leader, and the development of the repeat pattern recognition
(RPR) module for the System 9000 which was instrumental in obtaining new business with companies such as Nan Ya Plastics and Tetra Pak. In addition to in-house developments, the Company is continuously looking for product line additions through acquisition, partnerships and/or other business relationships. Examples of such activities are the addition to the product line of an edge crack and spray marking device, and various additions to the Amdex Industrial Computer product line through OEM relationships made over the past several years.

MARKETING

    The Company focuses its sales and marketing efforts on three regions of the world: The Western Hemisphere, Western Europe and Asia-Pacific. In fiscal year 1997, the Company's revenues were approximately 43% from sales in the Western Hemisphere, 32% in Western Europe and 25% in the Asia-Pacific market.

    In North America, the Company markets and sells its products both directly and through manufacturer's representatives. A European subsidiary, Intec Europe, Ltd., located in Zaventem, Belgium, a suburb of Brussels, coordinates sales, distribution and service of all of the Company's products in Europe and works with manufacturer's representatives based in Italy, England, Spain, France, Finland, Sweden, West Germany, Portugal and Belgium. Intec Europe, Ltd. currently employs 8 people.

     The Company also has distributors and representatives in the Pacific Rim, Australia, South America, the Middle East and Africa. The Company's distributors and manufacturer's representatives do not represent the Company exclusively. Under their distribution and manufacturer's representative arrangements with the Company, however, such entities have agreed not to market and sell products manufactured by competitors of the Company. The Company plans to intensify its global marketing efforts in fiscal year 1998.

ADVERTISING AND PROMOTION

    The promotional efforts of the Company have included product brochures, press releases, technical presentations before trade and professional groups and by direct mailings. The Company has also exhibited its product lines at major industry trade shows.

    The promotional efforts of the Company in fiscal year 1998 will be focused mainly on participation at selected major trade shows, local customer seminars, selected trade advertising, direct mail, conferences and the favorable publicity gained through articles in key industry trade journals.

SERVICE AND WARRANTIES

    The Company services its surface inspection systems from its facilities in Milford, Connecticut, and from its office in Belgium. It is expected that its representative in Taiwan will begin to service the Company's growing installed base in this area. Its Japanese distributor provides service to customers in the Far East and a sales representative in Sweden provides services to certain European and Scandinavian customers. The Company enters into annual maintenance and service contracts with approximately 30% of its customers. Specialized test equipment and service personnel fulfill its maintenance and service obligations. In addition, it routinely conducts training of customer personnel at both its Milford, Connecticut and Brussels, Belgium facilities.

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

    The Amdex Industrial Computer Division offers no service contracts or training of customer personnel for its products. The Amdex PC-based computer systems have a one-year warranty. Extensive user documentation is provided.

COMPETITION

    The surface inspection industry is highly competitive. The Company's current and future products compete and will compete with similar products marketed by other companies and may compete against other developing technologies. The Company's principal competitors in the laser inspection and line scan technology markets are Cognex, European Electronic Systems International, ABB and Honeywell. Other competitors include Lasor, Futek and SIRA, a non-profit corporation. Some of these companies are substantially larger in size and have greater financial, advertising, marketing and other resources than the Company has or may be reasonably expected to have in the future. There can be no assurance that the Company will be able to continue to compete successfully with these or other companies.

    The Company believes that it has several advantages over its competitors in the global marketplace. One advantage is that the Company is, to its knowledge, one of very few companies offering multiple sensor technologies to all major markets worldwide for continuous web processes. Further, the Company believes that it is the only company serving all application areas, e.g., paper, photographic and light sensitive films and plates, plastics, metal, non-wovens, etc. In addition, the Company believes that its twenty-five years in the industrial inspection industry, together with its support of multiple industries worldwide in such diverse areas as pulp, paper and photosensitive materials, provide it with greater credibility and experience than many of its competitors who have been in business for a shorter time period. Additionally, the Company's offering of several standardized inspection system models at various prices, including its less capital-intensive systems, provide it with a significant advantage over its competitors who offer a single product. Furthermore, the Company's establishment of multinational sales, distribution and service capabilities have placed it in a position to compete in both domestic and foreign markets.

    The principal competitors of the Company's Amdex Industrial Computer Division are IBM, Texas Micro Systems, ICS, Ibus and Action Instruments. The Company believes that several of its product features, including its compact, slim-line product, rugged enclosures, air cooling system, vibration-isolated hard disk drives and the radio frequency interference/electromagnetic interference filtering system enhance the durability and reliability of its products, and provide the Company with a competitive advantage in the PC-based industrial computer market.

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

    The Company relies on a limited number of sole source suppliers and to date has not had any problems obtaining the components and subassemblies needed to complete its products. If the Company were unable to obtain the required components and subassemblies from its current suppliers, the Company believes that there are a number of other vendors available to satisfy the Company's needs, although there can be no assurance that they will be able to do so in a timely manner or that the Company's costs will not increase.

ENGINEERING, RESEARCH AND DEVELOPMENT

    During the fiscal year ended September 30, 1997, the Company incurred engineering expenses of $563,175, of which $297,000 are considered research and development expenses. During the fiscal year ended September 30, 1996, the Company incurred engineering expenses of $644,337, including research and development expenses of $169,000. Engineering expenses decreased overall by $81,162, whereas, research and development expenses increased by $128,000. The decrease in engineering expenses was the result of transferring system test and evaluation to the service group (i.e. Marketing and Sales), while the increase in research and development resulted from the development of new products offerings for both the inspection and computer divisions.

PATENTS, TRADEMARKS AND PROPRIETARY INFORMATION

    The Company has federal patent protection relating to certain aspects of its surface inspection systems. A number of these patents relate to the tracking of defects through the Company's laser scanner flaw detection system, as well as to the Company's System 3000.

    The Industrial Computer Division has neither applied for nor holds any patents relating to its products.

MAJOR CUSTOMERS

    For fiscal years ended September 30, 1997 and 1996, there were no customers accounting for 10% or more of the Company's total revenues. The Company does not anticipate that any one customer will be a major factor in the future. Management believes that as the Company continues to expand and diversifies its product lines and customer base, of which there can be no assurance, its reliance in the future on any single customer will not be significant.

ENVIRONMENTAL COMPLIANCE

    In May of 1992, the Company filed a Form III with the Connecticut Department of Environmental Protection relating to the discovery of the presence of tetrachloroethylene in the soil and possible contamination at its former headquarters in Trumbull, Connecticut. This discovery was confirmed by a Limited Phase II Assessment performed by Enviro-Shield, Inc. in April and May of 1992. As of June 1997, the Company had incurred expenses of approximately $35,000 in connection with the investigation of this matter. Based on preliminary findings and tests as recent as December 1997, the Company does not believe that a significant environmental liability exists, although there can be no assurance that the Company will not incur substantial additional expense in connection with the investigation of this matter or compliance orders from the State of Connecticut. Management believes that such additional remediation as may be requested will not have a material effect on the financial condition of the Company.

EMPLOYEES

    As of September 30, 1997, the Company employed 37 persons in Milford, Connecticut, and Brussels, Belgium, on a full-time basis. Seven persons are employed in sales and marketing, six in technical services, three in engineering, fourteen in manufacturing and seven in finance and administration. The Company considers its relations with its employees to be satisfactory.


ITEM 2.  DESCRIPTION OF PROPERTY

    The Company moved its corporate facilities to Milford, CT, during August 1997. The Company occupies approximately 35,000 square feet in a single-story building in a modern industrial park in Milford, Connecticut. This facility houses corporate activities, the Intec Inspection Division and the Amdex Industrial Computer Division. The Milford, Connecticut, facilities include special optics laboratories, demonstration laboratories, corporate offices, and manufacturing, assembly and testing areas. The Milford facilities are leased from an unaffiliated third party under a lease that expires on September 30, 2002, with an option to renew for one additional five-year term. The base annual rent for the premises is approximately $192,000. This includes all common area maintenance, building insurance expenses and real estate taxes. The rent is subject to annual increases in the event taxes, area maintenance and insurance costs increase. The Company believes that the Milford facility is adequate for its current and anticipated future needs.

    The Company also leases approximately 14,000 square feet in Brussels, Belgium at a cost of approximately $50,000 per year through its subsidiary, Intec Europe Ltd.


ITEM 3.  LEGAL PROCEEDINGS

     As previously reported, on February 26, 1997, the lessor of the Company's Trumbull, Connecticut facility filed an action in the Bridgeport Housing Session of the Superior Court of Connecticut seeking eviction of the Company for nonpayment of additional rents in accordance with the terms of the lease. The Company vacated the Trumbull, Connecticut facility on August 31, 1997 in conjunction with its relocation to the Milford, Connecticut facility. Also as previously reported, on April 1, 1997, the lessor filed an action in the same court seeking to collect amounts claimed due and payable under the terms of the lease. On February 23, 1998, a Stipulation for Judgment was entered by the lessor and the Company settling the litigation between them in favor of the lessor in the amount of approximately $175,000. The amount is payable in twelve equal monthly installments of approximately $14,200. The Stipulation for Judgment provides that upon payment of all amounts by the Company, the lessor will indemnify the Company for up to $50,000 against any environmental liability the Company may incur related to the property.

     The Company is not involved in any other material litigation which is not routine and/or incidental to its business and which would have a material impact on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    During fiscal year 1997, the Company's Common Stock was traded on the National Association of Securities Dealers Automated Quotation System (NASDAQ) under the symbol INTI. The following table sets forth the high and low bid prices quoted on NASDAQ for the Common Stock for the periods indicated. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                               FISCAL YEAR ENDED          FISCAL YEAR ENDED
                              SEPTEMBER 30, 1997         SEPTEMBER 30, 1996
                              ------------------         ------------------
                               HIGH          LOW         HIGH          LOW
First Quarter                $   0.68     $   0.25     $   1.75     $   1.25
Second Quarter               $   0.56     $   0.25     $   1.56     $   0.75
Third Quarter                $   0.37     $   0.15     $   1.00     $   0.75
Fourth Quarter               $   0.25     $   0.12     $   0.88     $   0.31

The closing bid quotation on NASDAQ on September 30, 1997 was $0.25 per share of Common Stock. As of September 30, 1997, the Company had approximately 210 stockholders of record. The Common Stock was delisted from the NASDAQ SmallCap market on October 2, 1997. The Common Stock was delisted from the Boston Stock Exchange on February 2, 1998. The Company's Common Stock currently trades on the OTC Bulletin Board.

    The Company has not paid dividends to its stockholders since its inception. The Company's 1996 Financing Agreement described below contains provisions prohibiting the payment of dividends. The Company intends to retain any earnings to finance growth.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING INFORMATION

   The statements in this Annual report on Form 10-KSB that are not historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

   These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled".

   Variables which may cause differences include, but are not limited to, the following: lack of adequate capital due to the inability to make timely deliveries, the lack of prompt payment by large customers, the inability to negotiate reasonable payment terms with creditors and a demand for payment under the Company's revolving loan agreement; an unexpected increase in remediation costs associated with environmental compliance; general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain management; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

GENERAL

    During the fourth quarter of fiscal year 1997, management initiated a turnaround program focused on increasing revenues through improved sales revenues and cost containment in the areas of overhead, sales, general and administrative expenses. Initial benefits of the turnaround program are anticipated in fiscal year 1998. Overhead expenses have been reduced by relocating the Company and simultaneously consolidating the accounting and operations functions of the Intec and Amdex Divisions, thus eliminating duplicate functions. Financial reporting has been computerized, thus allowing for a reduction in G&A staff. Marketing and Sales for the U.S. and Europe have been consolidated under a single manager, and the position of President has been eliminated with the Chairman performing the function of President.

    New operations and manufacturing management is evaluating procedures as well as analyzing previous out-sourcing decisions with a focus on reducing costs of manufacturing and improving shipping schedules. The Company expects these programs to improve gross profits, which fell from 44% of net sales in 1996 to 31% of net sales in 1997.

    The Company continues to search for strategic alliances to enhance its position in the markets it serves and to work more closely with other equipment manufacturers to create marketing and sales synergy.

    Increased product development activity in both hardware and software is expected to yield greater benefits for the Company's customers and prospects, thus helping improve revenues.

    Although the Company believes its new programs and management will be successful in effecting a turnaround in fiscal 1998, there can be no assurance that the Company will achieve these objectives.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 1997 AS COMPARED TO YEAR ENDED SEPTEMBER 30, 1996.

NET SALES

    The Company had net sales for the fiscal year ended September 30, 1997 ("fiscal year 1997") of $6,552,332 as compared to $6,438,213 for the fiscal year ended September 30, 1996 ("fiscal year 1996"). The increase in net sales for fiscal year 1997 of $114,119 reflects a slight difference in product mix.

GROSS PROFIT

    The Company generated a gross profit of $1,998,940 or 31% of net sales for fiscal year 1997 compared to a gross profit of $2,843,698 or 44% of net sales for fiscal year 1996. The decrease in gross profit and gross profit percentages is due primarily to the increase in materials cost, extra discounting on certain major orders for systems because of strong competition and obsolescence of existing inventories for discontinued products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    This category of expenses totaled $3,019,044 or 46% of net sales for fiscal year 1997 compared to $2,934,833 or 46% of net sales for fiscal year 1996. The decrease in selling expense in fiscal year 1997 of $131,299 was due primarily to the reduction of commission expense from restructuring the commission plan, shift of expenses from selling to general and administrative and slightly reduced advertising costs. The increase in general and administrative expense for fiscal year 1997 of $215,510 was due primarily to increased legal cost, increased costs of pursuing new borrowing facilities, and the accrual of several severance packages. Also, fiscal year 1996 general and administrative expense benefited from favorable adjustments to reserves during that year.

ENGINEERING AND RESEARCH AND DEVELOPMENT EXPENSES

    The Company had engineering and research and development costs of $563,175 or 9% of net sales for fiscal year 1997, compared to 644,337 or 10% of net sales for fiscal year 1996. The decrease in engineering expenses of $81,162 between 1997 and 1996 is due primarily to the shift in applications work from engineering to either operations or marketing/sales depending upon the nature of the work required.

AMORTIZATION OF COSTS IN EXCESS OF NET ASSETS ACQUIRED (GOODWILL)

   Cost in excess of net assets of business acquired is the difference between the purchase price and the amounts assigned to the assets of a business acquired accounted for by the purchase method of accounting. This intangible was generally amortized by the Company over 15 years. The Company's policy is to review the carrying amount of this intangible if facts and circumstances suggest that it may be impaired. The Company evaluates the recoverability of the intangible asset by measuring the carrying amount of the intangible asset against the undiscounted cash flows associated with the intangible asset. If this review indicates that the undiscounted cash flows are not sufficient to recover the carrying value of the intangible asset, the intangible asset is adjusted to fair value.

 During the fourth quarter of 1997, management of the Company reviewed this intangible asset and wrote off the balance as there is currently estimated to be no continuing fair value associated with the intangible asset. Amortization in the amount of $3,266,780 was charged against operations for the year ended September 30, 1997.

INTEREST EXPENSE/INTEREST INCOME

    The Company had interest expense of $222,647 or 3% of net sales for fiscal year 1997, compared to $108,854 or 2% of net sales for fiscal year 1996. This increase is due to the Company entering into a revolving financing agreement at the end of 1996 to replace existing bank debt which resulted in an increase of principal outstanding. Interest income for fiscal year 1997 and fiscal year 1996 were $1,956 and $8,570 respectively.

NET INCOME (LOSS)

    The net loss for fiscal year 1997 was $5,070,750 or $.91 per share, compared to a net loss of $1,143,218 or $.22 per share in fiscal year 1996. This decline in fiscal year 1997 was due primarily to the elimination of cost in excess of net assets of business acquired in the amount of $3,266,780, competitive and strategic pricing in the Far East Market, the increase in legal costs, increased costs of pursuing new borrowing facilities, the accrual of several severance packages, and interest expense as covered in this discussion. Amortization of cost in excess of net assets of business acquired was $3,226,780 in fiscal year 1997 and $307,462 in fiscal year 1996, or $0.58 per share in fiscal year 1997 and $0.06 in fiscal year 1996. Management of the Company reviewed this intangible asset and wrote off the balance as there is estimated to be no continuing fair value associated with the intangible asset.

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had negative working capital of $1,196,896, compared to a positive working capital of $203,277 at September 30, 1996. The decrease in working capital is due primarily to a net loss of $5,070,750 for the year ended September 30, 1997, compared to a net loss of $1,143,218 for the year ended September 30, 1996.

    During 1995 and 1996, the Company received $1,119,496, net of offering expenses, from a private offering for an aggregate of 2,000,000 units of its securities at $.80 per unit. Each unit consists of one share of common stock, one Class C warrant, and one Class D warrant. The Company also distributed 200,000 units to the two placement agents who assisted the Company with the offering. Each Class C and D warrant entitles the holder to purchase one-half share of common stock for a period of three years commencing on December 1, 1995. During 1997, the Company realized $75,550, net of offering cost, upon the exercise of Class C and Class D warrants. See Note 8 to the Consolidated Financial Statements for information concerning the warrants.

     The Company's primary source of liquidity at September 30, 1997 consisted of $104,115 of cash plus the borrowing power under the Company's revolving loan, demand loan and security agreement entered November 1, 1996 ("Loan Agreement") which provides maximum borrowings of $1,500,000 at an annual interest rate of 4% over the prime interest rate as published in the Wall Street Journal. The loan matures on October 31, 1999, unless sooner terminated at the option of the lender at which time all amounts outstanding will be due and payable. At September 30, 1997, the Company had borrowed $804,270 under the Loan Agreement and $695,730 of additional borrowings would have been available if there had been additional eligible accounts receivable. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of : the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable, (2) 80% of the Company's eligible accounts receivable covered by irrevocable letters of credit, (3) the lesser of 80% of the Company's European eligible open accounts receivable or $500,000, and (4) a $500,000 demand loan which is payable in installments of approximately $16,700 of principal. The August, September and October, 1997 installments have been deferred by the lender to September 1, 1999.

    On May 28, 1997, the Company entered into a letter agreement (the "Amendment Letter") modifying the Loan Agreement. The Amendment Letter modifies the Loan Agreement such that the total principal amount permitted to be outstanding may not exceed $2,000,000. Pursuant to the Loan Agreement as amended by the Amendment Letter, additional credit was extended to the Company in the amount of $500,000 (the "New Term Loan"). Interest at a rate of 6% per annum above the prime rate on a floating basis is due and payable monthly. Principal is payable in quarterly installments of $19,231 commencing on December 1, 1997 through February 1, 2004. The Company is not in compliance with the covenant that pertains to the timely submission of financial statements. The Loan Agreement and the New Term Loan are secured by a first priority security interest in all of the Company's personal property. Simultaneous with the closing of the New Term Loan, the Connecticut Development Authority purchased a 100% participation interest in the New Term Loan.

    Upon the closing of the Loan Agreement, the Company received an initial disbursement of $781,500, of which approximately $640,000 was used to repay existing indebtedness of the Company. Upon closing the 1997 Amendment Letter, the Company received a disbursement of $500,000 which was used as working capital to sustain the day-to-day operations of the Company.

   The Company requires additional capital to finance continuing operations, make enhancements to and expansions of its manufacturing capacity in accordance with its business strategy, and for working capital for inventory and accounts receivable. The Company is seeking such funds through strategic alliances, merger and acquisition efforts as well as through public or private debt and equity. There can be no assurance that such efforts will be successful. Without such future financing, the Company's ability to finance its operations and growth will be severely limited.

    At February 3, 1998 the Company's backlog of customer orders was approximately $4,073,000 compared to $3,037,000 at December 9, 1996. The Company's ability to fulfill these orders is largely dependent upon the Company's ability to maintain its borrowing capacity and improve its liquidity.

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

YEAR 2000 ISSUE

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company's products and key financial and operating systems are being reviewed. Based on its review to date, the Company believes its computer systems and its current products will continue to function properly after December 31, 1999. However, if such were not the case, the Year 2000 Issue could have a material impact on the operations of the Company. Furthermore, the Company is not dependent on the systems of other companies on which the Company's system rely. Therefore, while it continues to evaluate the issue, based on available information, the Company does not expect costs associated with the Year 2000 Issue to have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 7.  FINANCIAL STATEMENTS

    The Report of Independent Auditors, the consolidated financial statements and related notes that are listed in the Index to Consolidated Financial Statements are included herein on pages 21 through 39.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

    The current directors and executive officers of the Company, their ages and their positions held in the Company are as follows. Similar information is provided with respect to the key employees of the Company.

         NAME                  AGE   POSITION
         ----                  ---   --------
         Gerald W. Stewart     53    Chairman, Chief Executive Officer, Director

         Howard Davidoff       42    Director

         Eric H. Twerdahl      50    Director

         Key Employees
         -------------
         Walter D. Stewart     32    Director of Operations

         Kenneth R. Rowe, Jr.  30    Controller

         Brian A. Mahar        39    Vice President, Sales and Marketing

         Norma Gold            56    Director of Administration

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

    The following is a summary of the principal occupations during the past five years of each of the directors, executive officers and key employees named above:

    GERALD W. STEWART. Dr. Stewart was elected Chairman of the Board and Chief Executive Officer of the Company in April, 1988 after serving as President and Chief Executive Officer since October, 1984. Since joining the Company in 1979 as Director of the Center for Chemical and Environmental Physics, Dr. Stewart has held several positions, including Director of Engineering and Vice President for Strategic Planning and Development. Prior to joining the Company, Dr. Stewart served as Chief, Supporting Research Branch at the U.S. Department of Energy's Morgantown Energy Technology Center, where he was responsible for developing new and improved devices for in-process monitoring and the transfer of these technologies to the commercial sector. Dr. Stewart served as assistant professor of chemistry at West Virginia University and as a research associate at both the Massachusetts Institute of Technology and Washington University. Dr. Stewart holds a Ph.D. in Physical Chemistry from the University of Idaho, an M.S. in Physical Chemistry from South Dakota School of Mines and Technology, and a B.S. in Chemistry from Wilmington College. Dr. Stewart is the father of Walter
D. Stewart and the husband of Norma Gold.

    ERIC H. TWERDAHL. Mr. Twerdahl was elected President effective November 1, 1996, after having served as a Director since January 1996. The Company gave notice of its intent not to renew his Employment Agreement and Mr. Twerdahl resigned as President effective October 30, 1997. For more than 5 years prior to joining the company, Mr. Twerdahl was Managing Director of Fox, Twerdahl, Lehmann & Co., an international investment banking firm providing merger & acquisition services. Also, in that capacity, he was U.S. advisor to government-owned Austrian Industries AG, Vienna, a $17 billion conglomerate in steel, aluminum, chemicals, petrochemicals, and large-scale engineering, where he assisted with M&A and alliances associated with industrial processing technologies. He holds a B.A. from Johns Hopkins University and an M.B.A. from Boston University.

    HOWARD DAVIDOFF. Since 1987, Mr. Davidoff has been Managing Director of the Venture Capital Department of Carl Marks & Co., Inc. in New York, New York and has served as a director of the Company since November, 1987. From February 1981 to May 1986, Mr. Davidoff was employed by The Chase Manhattan Bank (National Association) as a corporate lending officer. Mr. Davidoff holds a B.B.S. degree from Boston University and an M.B.A. degree from New York University. Mr. Davidoff is Chairman of the Compensation and Audit Committees.

    WALTER D. STEWART. Mr. Stewart became Director of Operations in September, 1997. Mr. Stewart joined INTEC in 1993 as the General Manager of AMDEX Industrial Computer Division. Prior to joining the Company, Mr. Stewart owned and operated B & S Systems Consulting, a company that designed, built and installed computer networks. Mr. Stewart has 10 years of experience working with both mainframe, mini and PC computers and is certified by both Novell and SCO. Mr. Stewart is the son of the Company's Chairman and CEO, Dr. Gerald W. Stewart.

    KENNETH R. ROWE, JR. Mr. Rowe joined the Company in July 1997 as Controller. He was previously employed by the public accounting firm of McGladrey and Pullen LLP, the Company's independent auditors. Prior to joining McGladrey and Pullen LLP in 1994, Mr. Rowe was employed by the Yale Journal Company at the Yale Law School, Yale University. Mr. Rowe holds a B.S. Degree in Financial Accounting from the University of New Haven.

    BRIAN A. MAHAR. Mr. Mahar joined the Company in October 1996 as Vice President, Sales and Marketing. Before joining the Company, he was Director of International Marketing for Framatome Connectors International, a $900 million company. Mr. Mahar was with Framatome (formerly Burndy Corporation) for 17 years where he held prior positions in product management and sales. He holds a B.S. degree in marketing from the University of Maine and has done post-graduate work in marketing and management at Adelphi University.

    NORMA GOLD. Ms. Gold became Director of Administration in September, 1997. Ms. Gold joined the Company in July of 1991 as Controller of Aerodyne Products Corp. Prior to joining the Company, she was employed as Controller of L.B. Evans Company in Fitchburg, Massachusetts for ten years. Ms. Gold holds a B.S. degree in Business Administration from Babson College. Ms Gold is the wife of the Company's Chairman and CEO, Dr. Gerald W. Stewart.

SECTION 16 (a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     The Company's executive officers and directors and persons who beneficially own more than ten percent of the Company's Common Stock are required under the Securities Exchange Act of 1934, as amended, to file reports of ownership and changes in ownership of Common Stock of the Company with the Securities and Exchange Commission. Copies of these reports must also be furnished to the Company. Based solely on a review of the copies of the reports and other information furnished to the Company, the Company believes that during the fiscal year ended September 30, 1997, all such reports were timely filed, except: Mr. Twerdahl and Mr. Davidoff each failed to timely file one report to report the grant of warrants and Mr. John E. McConnaughy failed to timely file one report to report becoming a ten percent beneficial owner.

ITEM 10. EXECUTIVE COMPENSATION

    The following table sets forth a summary of all compensation paid by the Company to each of the most highly compensated executive officers as of September 30, 1997 whose total annual salary and bonus exceeded $100,000 during the year then ended, for their services in all capacities to the Company and its subsidiary during the fiscal years ended September 30, 1997, September 30, 1996 and September 30, 1995.

                                                            LONG-TERM
                                                           COMPENSATION
                                         ANNUAL               AWARDS
      NAME AND                        COMPENSATION          SECURITIES
     PRINCIPAL                           SALARY         UNDERLYING OPTIONS
      POSITION             YEAR            ($)                 (#)
        (a)                (b)             (c)                 (g)
 Gerald W. Stewart         1997         $145,000                 --
    Chief Executive        1996         $145,000             10,000
    Officer                1995         $125,000             10,000

 Eric  H. Twerdahl         1997         $120,083            101,000
    President


         The following table sets forth all individual grants of stock options granted to the individuals named in the Summary Compensation Table during the fiscal year ended September 30, 1997. No Stock Appreciation Rights ("SARs") were granted.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                     NUMBER OF       PERCENT OF
                                    SECURITIES     TOTAL OPTIONS
                                    UNDERLYING       GRANTED TO
                                      OPTIONS       EMPLOYEES IN   EXERCISE OR
                                      GRANTED          FISCAL       BASE PRICE    EXPIRATION
                                        (#)             YEAR         ($/SH)          DATE
      NAME         DATE OF GRANT        (b)             (c)            (d)           (e)
Eric H. Twerdahl      11/1/96         100,000(1)        68.4%         $0.50        11/1/2003(2)
                      4/15/97           1,000(1)         0.7%         $0.28        4/15/2004(2)

--------------------
(1) Options granted vest ratably over five (5) years starting on the date of grant and on each of the four anniversary dates of the grant.
(2) Options lapsed unexercised.


    The following table sets forth certain information concerning option holdings as of September 30, 1997 with respect to the individuals named in the Summary Compensation Table. No stock options were exercised by any named executive officer during Fiscal Year 1997.

    AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                OPTION/SAR VALUE

                                     (b)                             (c)
                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
     (a)                     UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS
     NAME                    OPTIONS AT FY-END (#)               AT FY-END ($)
     ----                    ---------------------               -------------

                           EXERCISABLE   UNEXERCISABLE    UNEXERCISABLE   EXERCISABLE
Gerald W. Stewart             96,000        14,000           $    --        $    --
Eric H. Twerdahl              20,200        80,800           $    --        $    --

EMPLOYMENT AGREEMENTS

Dr. Gerald W. Stewart

    The Company entered into an employment agreement (the "Employment Agreement") with Dr. Gerald W. Stewart, as President and Chief Executive Officer, effective January 1, 1994. The Employment Agreement provides for a five-year term and an annual base salary of $125,000 payable in substantially equal payments in accordance with the Company's usual practices, with reimbursement for reasonable business expenses. The base salary was increased to $145,000 per year as of October 1, 1995. A cash bonus determined by the Board of Directors can be earned if the Company meets or exceeds the target goals for the year, as set by the Board of Directors.

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

Eric H. Twerdahl

    The Company entered into an employment agreement (the "Employment Agreement") with Mr. Eric H. Twerdahl as President of the Company, effective November 1, 1996. The Employment Agreement provided for an initial one-year term, automatically renewed for an additional one-year period unless either party provided notice of its intent not to renew, and an annual base salary of $125,000 payable in substantially equal payments in accordance with the Company's usual practices, with reimbursement for reasonable business expenses. A cash bonus was payable if the Company met or exceeded the target goals for the year. In addition, a grant of a qualified option to purchase 100,000 shares of Common Stock was made at the fair market value of the Common Stock on November 1, 1996, the date of grant, exercisable for a period of seven years from the date of grant.

    Mr. Twerdahl's Employment Agreement provided that it could be terminated by the Company at any time for "good cause" (as defined in the Employment Agreement) and that Mr. Twerdahl could terminate his employment at any time by providing 30 days' prior written notice to the Company. Under either of these circumstances, the Company would have been obligated to pay Mr. Twerdahl his base salary plus accrued bonus and expenses through the end of the month of termination. If the Company terminated Mr. Twerdahl's employment other than for "good cause" or if Mr. Twerdahl terminated his employment due to a material breach by the Company of the Employment Agreement, Mr. Twerdahl would have been entitled to receive from the Company a sum equal to the then most recent base salary, payable in 10 consecutive equal monthly installments.

    The Employment Agreement also included non-competition provisions which prevented Mr. Twerdahl from competing with the Company while employed by the Company and which prevent Mr. Twerdahl, for a period of two years, from hiring any employee of the Company or from persuading any employee, customer, independent contractor, dealer, supplier or client of the Company from discontinuing its relationship with the Company. If Mr. Twerdahl's employment had been terminated by the Company without "good cause" or by Mr. Twerdahl as a result of a material breach of the Employment Agreement by the Company, the two-year period mentioned above would have been reduced to one year.

         The Company gave notice of its intent not to renew the Employment Agreement and Mr. Twerdahl resigned effective October 30, 1997.

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

    The 1985 Plan is administered by the Board of Directors and the 1991 Plan is administered by a committee of no less than two members of the Board of Directors, each of whom is a disinterested person within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934. The Company currently has 48,455 shares of Common Stock reserved for issuance upon the exercise of options granted under the 1985 Plan and there are 520,000 shares reserved for issuance upon the exercise of options granted or to be granted under the 1991 Plan. The Board of Directors and the Compensation Committee determine which individuals shall receive options, the time period during which the options may be partially or fully exercised, the number of shares of Common Stock that may be purchased under each option and the exercise price thereof.

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

    No options may be transferred by an optionee other than by will or the laws of descent and distribution, and during the lifetime of an optionee, the option may be exercised only by him. In the event of termination of employment other than by death or disability, options will terminate after three months, unless determined otherwise. Under the 1985 Plan, upon termination of employment of an optionee by reason of death, options remain exercisable for ninety days thereafter to the extent they were exercisable on the date of such termination. Also under the 1985 Plan, if an employee is terminated as a result of disability, any outstanding options, to the extent then exercisable, may be exercised within six months. Under the 1991 Plan, upon the death of an optionee, his options remain exercisable for one year thereafter to the extent they were exercisable on the date of death. The 1991

Plan also provides that upon termination of employment of an optionee as a result of disability, any outstanding incentive stock options, to the extent then exercisable, may be exercised within one year.

    The exercise period of the options granted under the Plans cannot exceed 10 years from the date of grant, unless the optionee is a 10% stockholder, in which case the period of the options may not exceed five years from the date of grant. All options granted under the Plans provide for the payment of the exercise price in cash or by delivery to the Company of shares of Common Stock already owned by the optionee having fair market value equal to the exercise price of the options being exercised, or by a combination of such methods of payment. Therefore, an optionee may be able to tender shares of Common Stock to purchase additional shares of Common Stock and may theoretically exercise all of his stock options with no investment other than the consideration paid for his original shares.

    Any options granted under the 1991 Plan that expire unexercised or that terminate become available once again for issuance. Shares issued upon exercise of an option will rank equally with the shares then outstanding.

401(k) PLAN

    On January 1, 1994, Industrial Technologies, Inc. adopted the "Intec Retirement Plan" with an original effective date of January 1, 1986. The Plan is a qualified 401(k) Profit Sharing Plan under the Internal Revenue Codes. The Company made no contributions to the Plan in 1997 and 1996.

COMPENSATION OF DIRECTORS

    Directors who are employees of the Company do not receive any compensation for serving as directors. The Company has agreed to reimburse each non-employee director for the expenses incurred to attend Board meetings and also to pay each non-employee director, other than Mr. Davidoff, a fee of $1,200 for each meeting attended. In addition, non-employee directors annually at the time of the shareholders' meeting receive a warrant to purchase 6,000 shares if they have served as a non-employee director for the entire period since the last shareholders' meeting; the award is prorated if they have served only a portion of such period. The exercise price of the warrant is the fair market value at the time of grant and it remains exercisable for five years from the date of grant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of June 30, 1998, the ownership of the Company's Common Stock by (i) each person who is known by the Company to own of record or beneficially more than five percent of the Company's Common Stock,
(ii) each of the Company's directors, (iii) each executive officer named in the Summary Compensation Table and (iv) all directors and executive officers as a group. Except as otherwise indicated, the stockholders listed in the table have sole voting and investment powers with respect to the shares indicated.

NAME AND ADDRESS OF                    NUMBER OF SHARES
BENEFICIAL OWNER                      BENEFICIALLY OWNED      PERCENTAGE OF CLASS (1)
----------------                      ------------------      ----------------------
CMNY Capital, L.P. (2)                     845,663                     14.7%
135 East 57th Street
New York, New York 10022

Howard Davidoff (2)                         30,000(3)                     *
Carl Marks & Co., Inc.
135 East 57th Street
New York, New York 10022

Gerald W. Stewart                          218,003(4)(6)                3.7%
1079 Boston Post Road
Sudbury, Massachusetts 01776

Eric H. Twerdahl                             4,620(5)                     *
9 Lantern Ridge
New Canaan, CT 06840

All Directors and Executive Officers       252,623                      4.3%
as a group (3 individuals)

John E. McConnaughy                        650,000(7)                  10.8%

* Less than 1%

(1) Pursuant to the rules of the Securities and Exchange Commission, shares of Common Stock which an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table.

(2) Mr. Davidoff may be deemed to be the beneficial owner of the shares owned by CMNY Capital, L.P. by virtue of his position as Managing Director, Venture Capital Department for Carl Marks & Co., Inc., an affiliate of CMNY Capital L.P., the record owner of these shares. Mr. Davidoff disclaims beneficial ownership of the shares owned by CMNY Capital, L.P.

(3)      Includes warrants to purchase 30,000 shares of Common Stock.

(4)      Includes options to purchase 97,455 shares of Common Stock.

(5)      Includes warrants to purchase 4,620 shares of Common Stock.

(6) Excludes incentive stock options to purchase a total of 8,250 shares of the Company's Common Stock at an exercise price of $0.28 to $4.50 per share issued to Norma Gold, an employee of the Company and Dr. Stewart's wife. Dr. Stewart disclaims any beneficial ownership to Norma Gold's options or the shares of Common Stock issuable upon their exercise.

(7) Includes Class C and Class D warrants to purchase 250,000 shares of Common Stock.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS. The following exhibits required to be filed herewith are incorporated by reference to the filings previously made by the Company as noted below (the reference in parentheses at the end of an Exhibit indicates the number of the Exhibit as it was filed in the document referenced below):

       EXHIBIT
         NO.      TITLE
         ---      -----

         3.1 Form of Amended Certificate of Incorporation. (Filed as an Exhibit to Form 10-K for the fiscal year ended September 25, 1992, File No. 1-10790, and incorporated herein by reference.)

         3.2 Form of Amended and Restated By-Laws as of February 4, 1997. (Filed as Exhibit 3.2 to Form 10-QSB for the fiscal quarter ended December 31, 1996, File No. 1-10790, and incorporated herein by reference.)

         4.1      Form of Amended Certificate of Incorporation, filed as Exhibit
                  3.1 hereto.

         4.2 Form of Class C Purchase Warrants. (Filed as Exhibit No. 3(b) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790, and incorporated herein by reference.)

         4.3 Form of Class D Purchase Warrants. (Filed as Exhibit No. 3(c) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790, and incorporated herein by reference.)

         4.4 Letter to Class C Warrantholders, dated as of December 21, 1995. (Filed as Exhibit No. 6(m) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790, and incorporated herein by reference.)

         4.5 Letter to Class D Warrantholders, dated as of December 21, 1995. (Filed as Exhibit No. 6(n) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790, and incorporated herein by reference.)

         10.1* 1985 Incentive Stock Option Plan effective as of January 10, 1985. (Filed as an Exhibit to Form S-1 Registration Statement, File No. 33-39967, and incorporated herein by reference.)

         10.2* 1991 Stock Option Plan, effective December 3, 1991, and amended by vote of shareholders on April 16, 1996 to increase the number of shares of Common Stock issuable pursuant to options granted thereunder to 520,000. (Filed as Exhibit No. 6(b) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790, and incorporated herein by reference.)

         10.3* Employment Agreement, dated as of January 1, 1994, between the Company and Dr. Gerald W. Stewart. (Filed as Exhibit No. 6(c) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790, and incorporated herein by reference.)

         10.4* Amendment to Employment Agreement, dated October 1, 1995, between the Company and Dr. Gerald W. Stewart. (Filed as Exhibit No. 6(d) to Form 10-KSB for the fiscal year ended September 30, 1995, File No. 1-10790, and incorporated herein by reference.)

         10.5* Employment Agreement, effective as of November 1, 1996, between the Company and Eric H. Twerdahl.

         10.6 Commercial Revolving Loan, Demand Loan and Security Agreement with American Commercial Finance Corporation, dated November 1, 1996. (Filed as Exhibit No. 10.6 to Form 10-QSB for the fiscal quarter ended December 31, 1996, File No. 1-10790, and incorporated herein by reference.)

         10.7 Revolving Promissory Note, dated November 1, 1996. (Filed as Exhibit No. 10.7 to Form 10-QSB for the fiscal quarter ended December 31, 1996, File No. 1-10790, and incorporated herein by reference.)

         10.8 Demand Promissory Note, dated November 1, 1996. (Filed as Exhibit No. 10.8 to Form 10-QSB for the fiscal quarter ended December 31, 1996, File No. 1-10790, and incorporated herein by reference.)

         10.9 Amendment dated January 30, 1997, to the Commercial Revolving Loan, Demand Loan and Security Agreement with American Commercial Finance Corporation dated November 1, 1996. (Filed as Exhibit No. 10.9 to Form 10-QSB for the fiscal quarter ended March 31, 1997, File No. 1-1-0790, and incorporated herein by reference.)

         10.10    Term Promissory Note dated May 28, 1997. (Filed as Exhibit No.
                  10.10 to Form 8-K, filed July 16, 1997, File No. 1-10790, and incorporated herein by reference.)

         10.11 Letter from Industrial Technologies, Inc. and certain other parties to American Commercial Finance Corporation, dated May 28, 1997. (Filed as Exhibit No. 10.11 to Form 8-K filed July 16, 1997, File No. 1-10790, and incorporated herein by reference.)

         10.12 Loan Participation Agreement by and between American Finance Corporation and Connecticut Development Authority, dated May 28, 1997. (Filed as Exhibit No. 10.12 to Form 8-K filed July 16, 1997, File No. 1-10790, and incorporated herein by reference.)

         10.13 Letter to Connecticut Development Authority from Industrial Technologies, Inc., and subsidiaries, dated May 28, 1997. (Filed as Exhibit No. 10.13 to Form 8-K filed July 16, 1997, File No. 1-10790, and incorporated herein by reference.)

         10.14 Lease dated as of July 31, 1997 by and between Light Sources, Inc. and Industrial Technologies, Inc.

         21       Subsidiaries

         27       Financial Data Schedule

         * Management contract or compensation plan or arrangement required to be filed as an exhibit to this report on Form 10-KSB.

    (b) REPORTS ON FORM 8-K. A report on Form 8-K was filed on July 16, 1997 to report certain matters under Item 5, Other Information.

INDEPENDENT AUDITOR'S REPORT                                                  21
FINANCIAL STATEMENTS
    Consolidated balance sheets                                            22-23
    Consolidated statements of operations                                     24
    Consolidated statements of stockholders' equity (deficit)                 25
    Consolidated statements of cash flows                                  26-27
    Notes to consolidated financial statements                             28-39

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Industrial Technologies, Inc.
Milford, Connecticut

We have audited the accompanying consolidated balance sheets of Industrial Technologies, Inc. and subsidiary as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Industrial Technologies, Inc. and subsidiary as of September 30, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



     New Haven, Connecticut
     February 3, 1998

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996



                                                                               1997            1996
                                                                               ----            ----
ASSETS (Note 4)
Current assets
   Cash                                                                     $  104,115       $  298,630
   Trade accounts receivable, less allowance for doubtful
     accounts 1997: $105,921; 1996: $ 56,791                                   722,549          954,346
   Inventories (Note 2)                                                      1,454,718        1,883,838
   Prepaid expenses and other current assets                                    90,367           44,410
                                                                            ----------       ----------
              TOTAL CURRENT ASSETS                                           2,371,749        3,181,224
                                                                            ----------       ----------


    Property and equipment, net (Note 3)                                        61,821           25,987
                                                                            ----------       ----------


   Intangible and other assets
      Cost in excess of net assets of business acquired, less
       accumulated amortization 1997: $4,624,840; 1996: $1,358,060                  --        3,266,780
      Deferred financing costs, less accumulated amortization $16,452           37,600             --

      Security deposits and other                                              116,340           65,214
                                                                            ----------       ----------
                                                                               153,940        3,331,994
                                                                            ----------       ----------
                                                                            $2,587,510       $6,539,205
                                                                            ==========       ==========

See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

SEPTEMBER 30, 1997 AND 1996



                                                                                        1997             1996
                                                                                        ----             ----
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Notes payable (Note 4)                                                          $    961,231        $    440,425
   Current maturities of long-term debt (Note 5)                                         76,923                  --
   Accounts payable                                                                   1,107,200             945,216
   Accrued expenses (Note 7)                                                            934,872             864,010
   Warranty and installation costs                                                      208,583             297,860
   Deferred revenue and customer deposits                                               271,868             430,436
   Current portion of capital lease obligation (Note 6)                                   7,968                  --
                                                                                   ------------        ------------

              TOTAL CURRENT LIABILITIES                                               3,568,645           2,977,947
                                                                                   ------------        ------------

Long-term liabilities
   Subordinated notes payable to stockholders (Note 5)                                  180,000             180,000
   Long term debt, less current maturities (Note 5)                                     423,077                  --
   Capital lease obligation, less current maturities (Note 6)                            29,730                  --
                                                                                   ------------        ------------
                                                                                        632,807             180,000
                                                                                   ------------        ------------

   Commitments and contingencies (Notes 11 and 13)

   Stockholders' equity (deficit) (Notes 4, 8 and 9)
      Common stock, $.01 par value, authorized 14,000,000 shares; issued and
       outstanding  1997: 5,766,798 shares; 1996: 5,368,298 shares                       57,667              53,682
      Additional paid-in capital                                                     13,120,397          13,048,832
      Accumulated  deficit                                                          (14,792,006)         (9,721,256)
                                                                                   ------------        ------------
                                                                                     (1,613,942)          3,381,258
                                                                                   ------------        ------------
                                                                                   $  2,587,510        $  6,539,205
                                                                                   ============        ============


See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                          1997               1996
                                                                          ----               ----

Net Sales (Note 10)                                                     $ 6,552,332        $ 6,438,213

Cost of Goods Sold                                                        4,553,392          3,594,515
                                                                        -----------        -----------
              Gross Profit                                                1,998,940          2,843,698
                                                                        -----------        -----------

Operating Expenses
   Selling                                                                1,240,295          1,371,594
   General and administrative                                             1,778,749          1,563,239
   Engineering                                                              563,175            644,337
                                                                        -----------        -----------
                                                                          3,582,219          3,579,170

Amortization of cost in excess of net assets of business acquired         3,266,780            307,462
                                                                        -----------        -----------
                                                                          6,848,999          3,886,632
                                                                        -----------        -----------
              Operating loss                                             (4,850,059)        (1,042,934)

Other Income (Expense)
   Interest expense                                                        (222,647)          (108,854)
   Interest income                                                            1,956              8,570
                                                                        -----------        -----------
               Other income (expense)                                      (220,691)          (100,284)

              Net loss                                                  $(5,070,750)       $(1,143,218)
                                                                        ===========        ===========

              Net loss per common share                                 $     (0.91)       $     (0.22)
                                                                        ===========        ===========

Weighted average common shares outstanding                                5,565,144          5,264,452
                                                                        -----------        -----------


See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                  COMMON STOCK


                                                           PAR            ADDITIONAL          ACCUMULATED        STOCKHOLDERS'
                                       SHARES             VALUE         PAID-IN CAPITAL         DEFICIT         EQUITY (DEFICIT)
                                    ------------       ------------       ------------        ------------        ------------
Balance at September 30, 1995          5,218,298       $     52,182       $ 13,194,272        $ (8,578,038)       $  4,668,416
  Additional offering costs                   --                 --           (145,440)                 --            (145,440)
   Issuance of common stock              150,000              1,500                 --                  --               1,500
   Net loss                                   --                 --                 --          (1,143,218)         (1,143,218)
                                    ------------       ------------       ------------        ------------        ------------
Balance at September 30, 1996          5,368,298             53,682         13,048,832          (9,721,256)          3,381,258

   Issuance of common stock              398,500              3,985             71,565                  --              75,550
   Net loss                                   --                 --                 --          (5,070,750)         (5,070,750)
                                    ------------       ------------       ------------        ------------        ------------
BALANCE AT SEPTEMBER 30, 1997          5,766,798       $     57,667       $ 13,120,397        $(14,792,006)       $ (1,613,942)
                                    ============       ============       ============        ============        ============


See Notes to Consolidated Financial Statements

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                                    1997               1996
                                                                                    ----               ----
Cash Flows From Operating Activities
   Net loss                                                                    $(5,070,750)       $(1,143,218)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
        Provision for doubtful accounts                                             49,130             14,927
        Noncash financing costs                                                         --              1,500
        Depreciation and amortization                                            3,288,460            320,157
        Change in assets and liabilities:
           Decrease in trade accounts receivable                                   182,668          1,110,997
           Decrease (increase) inventories                                         429,120            (76,945)
           (Increase) decrease in prepaid expenses and other assets                (97,084)            21,301
           Increase in deferred financing costs                                    (54,052)                --
           Increase in accounts payable                                            318,945            175,868
           Increase (decrease) in accrued expenses                                  70,862            (20,598)
           Decrease in warranty and installation costs                             (89,277)           (98,500)
           (Decrease) increase in deferred revenue and customer deposits          (158,568)           213,020
                                                                               -----------        -----------

              NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES               (1,130,546)           518,509
                                                                               -----------        -----------

Cash Flows From Investing Activities
   Additions to property and equipment                                              (3,364)                --
   Other                                                                                --              4,150
                                                                               -----------        -----------

              NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (3,364)             4,150
                                                                               -----------        -----------


See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                                          1997           1996
                                                                       ---------        ---------
Cash Flows From Financing Activities
   Proceeds (payments) on notes payable                                  500,000          (74,000)
   (Payments) proceeds from notes payable to stockholders               (200,000)         200,000
   Proceeds from sale of common stock, net of offering costs              75,550         (145,440)
   Net borrowings (repayments) on revolving credit agreement             563,845         (419,037)
                                                                       ---------        ---------

            Net Cash Provided By (Used In) Financing Activities          939,395         (438,477)
                                                                       ---------        ---------

            Net (Decrease) Increase In Cash and Cash Equivalents        (194,515)          84,182

Cash and cash equivalents, beginning of year                             298,630          214,448
                                                                       ---------        ---------

Cash and cash equivalents, end of year                                 $ 104,115        $ 298,630
                                                                       =========        =========

Supplemental Disclosures of Cash Flow Information
      Cash paid during the year for interest                           $ 188,208        $  90,804
                                                                       =========        =========

Supplemental Disclosures of Noncash Financing Activities
     Common stock issued in exchange for financing costs               $      --        $   1,500
                                                                       =========        =========

    Capital lease obligation incurred for equipment                    $  37,698        $      --
                                                                       =========        =========


     Accounts payable converted to note payable                        $ 156,961        $      --
                                                                       =========        =========


See Notes to Consolidated Financial Statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997



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

Certain significant estimates include the allowance for doubtful accounts, allowance for slow moving and obsolete inventory, accrued warranty expenses and required provisions for impairment of long-lived assets and certain intangible assets. These estimates are susceptible to change in the near term, and these changes could be significant.

Revenue recognition

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

Property and equipment

Property and equipment is stated at cost. Depreciation is computed by the straight-line and accelerated methods over the following estimated useful lives:

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997


                                                                     YEAR
                                                                    ------
                Leasehold improvements                                5
                Machinery and test equipment                        3 - 7
                Furniture and office equipment                      3 - 7

Leasehold improvements are depreciated over the term of the lease. Expenditures for maintenance and repairs are charged to operations.

Cost in excess of net assets of business acquired

   Cost in excess of net assets of business acquired is the difference between the purchase price and the amounts assigned to the assets of a business acquired accounted for by the purchase method of accounting. This intangible was generally amortized by the Company over 15 years. The Company's policy is to review the carrying amount of this intangible if facts and circumstances suggest that it may be impaired. The Company evaluates the recoverability of the intangible asset by measuring the carrying amount of the intangible asset against the undiscounted cash flows associated with the intangible asset. If this review indicates that the undiscounted cash flows are not sufficient to recover the carrying value of the intangible asset, the intangible asset is adjusted to fair value.

   During the fourth quarter of 1997, management of the Company reviewed this intangible asset and wrote off the balance as there is currently estimated to be no continuing fair value associated with the intangible asset. Amortization in the amount of $3,266,780 was charged against operations for the year ended September 30, 1997.

Deferred Financing Costs

Deferred financing costs represent costs incurred in connection with obtaining debt and are being amortized over three years.

Estimated warranty expenses

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

Research and development expense

The Company incurred research and development expense for fiscal years 1997 and 1996 of approximately $297,000 and $169,000, respectively.

Net loss per share

The net loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock. Common stock equivalents have been excluded from the computation of net loss per common share because the inclusion of such equivalents is anti-dilutive.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997



Fair value of financial instruments

The fair value of cash, notes payable and long-term debt approximate the carrying amount because of the short maturity of those instruments or they are at rates currently available to the Company.

Newly Issued Accounting Standards

The Financial Accounting Standards Board ("FASB") has issued Statement No. 128, "Earnings Per Share," ("SFAS No. 128") which becomes effective for the Company's year ending September 30, 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share and requires restatement of all prior earnings per share data presented. The Company does not anticipate that the adoption of this standard will have a significant impact on earnings per share in the financial statements.

The FASB has issued Statement No. 129, "Disclosure of Information About Capital Structure," ("SFAS No. 129") which becomes effective for the Company's year ending September 30, 1999. SFAS No. 129 establishes standards for disclosing information about an entity's capital structure. The Company does not anticipate that the adoption of this standard will have a significant impact.

The FASB has issued Statement No. 130, "Reporting Comprehensive Income," ("SAFS No. 130") which becomes effective for the Company's year ending September 30, 1999. Comprehensive income, as defined by SFAS No. 130, is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements with the same prominence as the Company's other financial statements. However, comprehensive income is not required to be reported by a Company that does not have any items of comprehensive income other than net income. The Company does not expect that comprehensive income will be required to be reported because it anticipates that net income will be the only item of comprehensive income.

The FASB has issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information," ("SFAS No. 131") which becomes effective for the Company's year ending September 30, 1999. SFAS No. 131 establishes standards for reporting certain information about operating segments in both annual and interim financial reports provided to shareholders. The information required to be disclosed for an entity's operating segments consists not only of financial information, but also certain related disclosures of the segment's products and services, geographic areas, and major customers. The Company does not anticipate the adoption of this standard will have a significant impact.

The FASB has issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS No. 132") which becomes effective for the Company's year ending September 30, 1999. SFAS No. 132 revises existing disclosure requirements by standardizing the disclosure requirements for pensions and other postretirement benefits. Since the Company does not sponsor a defined benefit pension plan or have other postretirement benefits subject to this statement, this standard will have no impact on the Company.

NOTE 2.  INVENTORIES

The components of inventories are as follows:

                                                      1997             1996
                                                      ----             ----
              Raw materials and subassemblies     $   1,228,853    $  1,341,073
              Work in process                           225,865         435,156
              Finished goods                                -           107,609
                                                  -------------    ------------
                                                  $   1,454,718    $  1,883,838
                                                  =============    ============

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997



NOTE 3.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of September 30, 1997 and 1996:

                                                    1997             1996
                                                    ----             ----
      Furniture and office equipment            $   255,047      $   217,349
      Machinery and test equipment                  771,401          771,401
      Leasehold improvements                          3,364           15,733
                                                -----------      -----------
                                                  1,029,812        1,004,483
      Less accumulated depreciation
      and amortization                              967,991          978,496
                                                -----------      -----------
                                                $    61,821      $    25,987
                                                ===========      ===========


NOTE 4.  NOTES PAYABLE

Notes payable consist of the following at September 30, 1997 and 1996

                                                                1997           1996
                                                                ----           ----

Revolving loan and demand loan, American
   Commercial Finance Corporation, interest at
   prime plus 4% (12.5% at September 30, 1997),
   due on demand. Demand loan is payable in
   monthly installments of $16,666 plus
   interest                                                    $804,270       $     --


Note payable to attorney, interest at 8%, due on demand         156,961             --

Revolving loan, Boston Financial and Equity Corporation,
   interest at 15%, due on demand                                    --        240,425

Note payable to stockholder, interest at 8%, due
   November 1, 1996                                                  --        200,000
                                                               --------       --------
                                                               $961,231       $440,425
                                                               ========       ========



On November 1, 1996, the Company entered into an agreement with American Commercial Finance Corporation (ACFC) for a revolving loan of $1,500,000 and a demand loan of $500,000. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable and (2) the lesser of 80% of the Company's eligible foreign accounts receivable or $500,000. The demand loan has a maximum borrowing amount of the lesser of 30% of the domestic inventory or $500,000. From November 1996 through April 1997 payments were interest only. The August, September, and October 1997 installments have been deferred by the lender to September 1, 1999. In conjunction with the financing agreement, ACFC was issued warrants to purchase up to 100,000 shares of the Company's common stock at $0.50 per share, exercisable until October 31, 2003. Borrowings under the financing agreement are secured by substantially all the Company's assets. Significant covenants limit substantially the obtainment of any additional debt without the prior approval of ACFC and the payment of dividends. The covenants also require audited financial statements to be submitted within 90 days of year end. The Company is not in compliance with the covenant that pertains to the timely submission of audited financial statements.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997



The weighted average interest rate on outstanding short-term debt at September 30, 1997 and 1996 was 13.5% and 11.8% respectively.

NOTE 5.  LONG-TERM DEBT

Long-term debt consists of the following as of September 30, 1997 and 1996:

                                                                                         1997       1996
                             Term note payable to the Connecticut Development
                                  Authority, due in quarterly installments of
                                  $19,231, plus interest at the prime rate plus
                                  6%, 14.5% at September 30, 1997 secured by
                                  substantially all assets of the Company              $500,000    $      -
                                                                                       --------    --------

                             Less current maturities                                     76,923           -
                                                                                       --------    --------
                                                                                       $423,077    $      0
                                                                                       ========    ========


The annual required principal payments on the long-term debt are as follows:

                      1998           $   76,923
                      1999               76,923
                      2000               76,923
                      2001               76,923
                      2002               76,923
                Thereafter              115,385
                                      ---------
                     Total            $ 500,000
                                      =========

The Company has three subordinated notes payable to a stockholder which represent an aggregate $180,000 line of credit. The line of credit accrues interest at 10% and the principal and accrued interest are payable on demand. In November 1996, the three notes payable were subordinated through October 1999 to all borrowings made pursuant to the financing agreement. Therefore, at September 30, 1997 and 1996, the notes payable to stockholder are classified as a long-term liability.

NOTE 6.  CAPITAL LEASE OBLIGATION

The Company leases telephone equipment under a noncancelable lease. This lease has been reflected as a capitalized lease and is included in the accompanying balance sheets under the caption property and equipment for the following amounts:

                                        1997          1996
                                      --------      --------
Property and Equipment                $ 37,698      $      -
Less accumulated amortization              628             -
                                      --------      --------
                                      $ 37,070      $      -
                                      ========      ========

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997





Future minimum lease payments, by years and in the aggregate, under these capital leases, consisted of the following at September 30, 1997:

1998                                       $    12,464
1999                                             9,971
2000                                             9,971
2001                                             9,971
2002                                             7,478
                                           -----------
                                                49,855
Less amount representing interest               12,157
                                           -----------
Present value of future
minimum lease payments                          37,698
Less current maturities                          7,968
                                           -----------
                                           $    29,730
                                           ===========

NOTE 7.  ACCRUED EXPENSES

Accrued expenses at September 30, 1997 and 1996 consist of:

                                                     1997           1996
                                                     ----           ----
        Accrued payroll and vacation            $  147,156      $  135,948
        Accrued commissions                        161,962         195,335
        Accrued professional fees                   79,981         136,683
        Accrued taxes                              147,962          64,629
        Accrued interest                            81,338          46,899
        Accrued royalties                            3,881          21,023
        Reserve for customer settlements           135,780         165,780
        Other                                      176,812          97,713
                                                ----------      ----------
                                                   934,872         864,010
                                                ==========      ==========

 NOTE 8.  STOCKHOLDERS' EQUITY

During 1995 and 1996, the Company received $1,119,496, net of offering expenses, from a private offering for an aggregate of 2,000,000 units of its securities at $.80 per unit. Each unit consists of one share of common stock, one Class C warrant, and one Class D warrant. Under the terms of the private offering, the Company was required to file a Registration Statement for all of the securities comprising the units. The Company also distributed 200,000 units to the two placement agents who assisted the Company with the offering.

Each Class C and D warrant entitles the holder to purchase one-half share of common stock for a period of three years commencing on December 1, 1995. After January 23, 1996, the exercise price of the warrants are discounted by $.05 for each month, or part thereof, until a Registration Statement becomes effective. The Registration Statement has been filed and became effective May 31, 1996. The initial exercise price of the Class C warrants was $2.75 per common share. The initial exercise price of the Class D warrants was $3.75 per common share. The warrants are subject to redemption by the Company after the first exercise date at $.01 per share on 30 days written notice if the bid price of the common stock for a period of 10 consecutive trading days prior to such notice equals or exceeds $3.025 per share.

The initial exercise price for the Class C warrants is subject to a downward adjustment for each quarter in fiscal year 1995. The adjustment is determined by multiplying the percentage that actual operating profit in the respective quarter is to the projected

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997


operating profit times the exercise price on the first day of the quarter. There is no adjustment upward. Based on actual results for the year ended September 30, 1995, the initial exercise price of the Class C warrants has been adjusted to $0.11 per share.

The initial exercise price for the Class D warrants is subject to a downward adjustment by the amount which is equal to multiplying the percentage that actual operating profit for fiscal year 1995 is to $1.2 million times the initial exercise price. There is no adjustment upward. Based on actual results for the year ended September 30, 1995, the initial exercise price of the Class D warrants has been adjusted to $1.56 per share.

In July 1991, the Company sold 690,000 Units for $6.50 per Unit in an Initial Public Offering (the "IPO") of its stock. Each Unit sold consisted of one share of Common Stock, $.01 par value, one Class A Common Stock Purchase Warrant and one Class B Common Stock Purchase Warrant. These warrants expired unexercised on September 30, 1997.

During the year ended September 30, 1997, 398,500 shares of stock at an aggregate price of $75,550, net of offering costs, were issued, of which 392,500 shares were issued upon conversion of Class C and Class D Warrants.

NOTE 9.  STOCK OPTION AND WARRANT PLANS

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

The Company's 1985 Incentive Stock Option Plan (the "1985 Plan") governs outstanding Incentive Stock Options to purchase 48,455 shares of common stock. No further options may be granted under the 1985 Plan.

The Company adopted Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation"("SFAS No. 123"), on October 1, 1996. SFAS No. 123 established new standards for stock-based compensation plans under which employees receive shares of stock or other equity instruments, such as stock options, of the employer. This Statement established a fair value based method of expense recognition for stock-based compensation plans and encouraged, but did not require, entities to adopt that method in place of existing generally accepted accounting principles. As permitted by SFAS No. 123, for options granted where the exercise price at date of grant is equal to or exceeds the fair market value of the Company's stock, the Company has elected to continue under existing generally accepted accounting principles and to account for the options granted under APB Opinion No. 25, and accordingly, no compensation cost has been recognized in the statements of operations for grants under the option plan. Had compensation cost for the stock option plan been recognized based on the grant date fair values of awards, the method described in SFAS No. 123, the reported net loss would have been increased to the pro forma amounts shown below:

                              1997                1996
                              ----                ----
Net loss:
      Pro forma           $  5,086,429        $   1,158,060
                          ============        =============
      As Reported         $  5,070,750        $   1,143,218
                          ============        =============

Net loss per share:
      Pro forma           $      (0.91)       $       (0.22)
                          ============        =============
      As Reported         $      (0.91)       $       (0.22)
                          ============        =============

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997


The fair value of each grant used to determine the proforma net loss above, is estimated at the grant date using the fair value option-pricing model with the following weighted average assumptions for grants awarded during the years ended September 30, 1997, and 1996, respectively:

                                                  1997      1996
                                                  ----      ----
Dividend rate                                     0.0%       0.0%
Risk free annual yield                            6.0%       6.0%
Weighted average expected lives, in years           6        5.1
Price volatility                                 10.0%      10.0%


The weighted-average grant date fair value per option of options granted during the year ended September 30, 1997 was $0.12.

A summary of the status of the Company's stock option plans at September 30, 1997 and 1996, and changes during the years ended on those dates, is as follows:

                                                                       Weighted
                                                                       Average
                                   Shares           Options            Exercise
                                  Reserved        Outstanding           Price
                                  --------          --------           --------
Balance, September 30, 1995        362,500           316,400           $   1.41
Canceled                                --          (121,100)          $   1.32
Granted                                 --           231,500           $   1.20
Exercised                               --                --              --
                                  --------          --------           --------

Balance, September 30, 1996        582,500           426,800           $   1.32
Canceled                                --          (204,750)          $   1.26
Granted                                 --           145,500           $   0.47
Exercised                               --                --              --
                                  --------          --------           --------
Balance, September 30, 1997        568,455           367,550           $   1.02
                                  ========          ========           ========

At September 30, 1997 and 1996, 198,550 and 260,640 of the outstanding options were exercisable, respectively.


A further summary of options outstanding at September 30, 1997, is as follows:

                                              Options Outstanding                                     Options Exercisable
                       ------------------------------------------------------------------ ---------------------------------------

                                                   Weighted-
                                                    Average               Weighted-                                    Weighted-
                                                   Remaining               Average                                      Average
  Range of Exercise            Number             Contractual             Exercise                Number               Exercise
        Prices              Outstanding         Life (In Years)             Price              Exercisable               Price
----------------------- --------------------- --------------------- ---------------------- --------------------- ----------------

    $ .28 to $4.50            367,550                 4.9                   $1.02                198,550                 $1.26

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997


Stock Warrants

The following table summarizes warrants outstanding at September 30, 1997, and the changes in the warrants during the years then ended:

                                                                           Weighted
                                                       Warrants             Average
                                    Shares            Outstanding          Exercise
                                   Reserved           (Per Share)            Price
                                  ----------          ----------           ---------

Balance, September 30, 1995        3,878,807           3,878,807           $    4.52
Canceled                                  --             (85,694)          $    7.41
Granted                                   --              12,000           $    0.81
Exercised                                 --                  --                  --
                                  ----------          ----------           ---------

Balance, September 30, 1996        3,805,113           3,805,113           $    4.44
Canceled                                  --          (1,451,113)          $   10.10
Granted                                   --             167,755           $    0.38
Exercised                                 --            (392,500)          $    0.54
                                  ----------          ----------           ---------
Balance, September 30, 1997        2,129,255           2,129,255           $    0.98
                                  ==========          ==========           =========



A further summary of warrants outstanding at September 30, 1997, is as follows:

                                             Warrants Outstanding                                     Warrants Exercisable
                       ------------------------------------------------------------------ ----------------------------------------

                                                   Weighted-
                                                    Average               Weighted-                                    Weighted-
                                                   Remaining               Average                                      Average
  Range of Exercise            Number             Contractual             Exercise                Number               Exercise
        Prices              Outstanding         Life (In Years)             Price              Exercisable               Price
----------------------- --------------------- --------------------- ---------------------- --------------------- -----------------

    $ .16 to $2.00           2,111,255                1.6                   $ .91               2,111,255                $ .91
         $8.69                 18,000                 0.1                   $8.69                 18,000                 $8.69


NOTE 10. EXPORT SALES

Export sales represented 58% and 60% of sales for the years ended September 30, 1997 and 1996, respectively.

NOTE 11. OPERATING LEASES

The Company leases buildings, automobiles, a computer and other office equipment under noncancelable operating leases. Future minimum lease payments under these leases are as follows:

                1998                   $   279,780
                1999                       270,092
                2000                       285,487
                2001                       265,784
                2002                       261,461
                Thereafter                 199,844
                                       -----------
                Total                   $1,562,448
                                       ===========

Rent expense was approximately $362,000 and $392,000 for the years ended September 30, 1997 and 1996, respectively.

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997



NOTE 12. INCOME TAXES

The net deferred tax asset consisted of the following at September 30, 1997 and 1996:

                                                   1997              1996
                                                   ----              ----
    Deferred tax assets:
       Net operating loss carryforwards        $ 3,858,000       $ 3,443,000
       Inventory reserves                          494,000           625,000
       Other, net                                  241,000           253,000
       Valuation allowance                      (4,593,000)       (4,321,000)
                                               -----------       -----------
                                               $        --       $        --
                                               ===========       ===========


For financial reporting purposes, a valuation allowance of $4,593,000 and $4,321,000 has been recognized as of September 30, 1997 and 1996, respectively, to reflect the estimated amount of operating loss carryforwards and temporary differences which may not be realized.

For the years ended September 30, 1997 and 1996, there was no current tax provision due to the Company's net loss.

At September 30, 1997, the Company has net federal operating loss carryforwards of approximately $12,000,000 attributable to Industrial Technologies, Inc. and subsidiary and $1,275,000 attributable to Intec Corp., which expire from 1998 through 2012. However, the ability of the Company to realize future tax benefit from its net operating loss carryforwards is significantly limited under Internal Revenue Code Section 382 because of a series of greater than 50% stock ownership changes. In addition, the net operating loss carryforwards attributable to Intec Corp. will be further limited by the separate return limitation year (SRLY) rule.

Due to a greater than 50% change in stock ownership during the three-year period ended in March 1989, the amount of the net operating loss carryforwards as of March 1989 which may be utilized in each year will be limited to $157,000 per year. Due to a greater than 50% change in stock ownership during the period March 1989 through July 1991, the amount of net operating loss carryforwards generated during that period which may be utilized in future years will be limited to $439,000 per year. Due to a greater than 50% change in stock ownership in May 1992 from the Intec acquisition, the amount of net operating loss carryforwards since that acquisition which may be utilized in future years will be limited to $85,000 per year.
 .

NOTE 13. COMMITMENTS AND CONTINGENCIES

On January 1, 1994, the Company adopted the "Intec Retirement Plan" with an original effective date of January 1, 1986. The Plan is a qualified 401k Profit Sharing Plan under the Internal Revenue Code. The Company is not required to and has made no contributions to the Plan in 1997 or 1996.

The Company has entered into employment agreements with certain officers of the Company. The agreements are for terms ranging from one year to five years and provide for a base salary and certain benefits which are specified in each of the agreements. Each of the agreements also provide for severance pay for termination under certain circumstances which are defined in the agreements.

Intec Corp. is currently working with the Department of Environmental protection of the State of Connecticut (CT-DEP) to review, and to clear, all adverse findings with respect to the Tetrachloroethylene Analysis performed in May 1992. This analysis was performed in conjunction with the CT-DEP Property Transfer Program. A follow-up analysis was made as recently as June 1997. Although the levels of the contaminant have decreased substantially, they still remain above acceptable levels. Appropriate methods are being employed to lower these levels. Tests will continue until compliance levels have been met. The Company has expended approximately $35,000 to date. The Company believes the resolution of this matter will not have a material impact on the financial position, results of operations and cash flows of the Company.

During 1996, the Company entered into a licensing agreement whereby the licensor will allow the Company to utilize certain proprietary technology over ten years. Royalties of 5% of the selling price of all products designated by the agreement are payable

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997



semiannually with a minimum royalty of $170,000 due for the first five years.

NOTE 14. LIQUIDITY AND GOING CONCERN UNCERTAINTIES

The Company has experienced significant financial difficulties including recurring operating losses which have resulted in a working capital deficiency and total liabilities which exceed its total assets as of September 30, 1997.

The Company's plans with regard to these deficiencies include instituting processes that can streamline operations and reduce operating costs. Subsequent to September 30, 1997, management has significantly reduced operating costs with temporary staffing reductions. However, there can be no assurances that the Company will be successful at streamlining or improving operating results.

At February 3, 1998, the Company's backlog of customer orders was approximately $4,073,000 compared to $3,037,000 at December 9, 1996. The Company's ability to fulfill these orders is largely dependent upon the Company's ability to maintain its borrowing capacity and improve its liquidity.

NOTE 15. SEGMENT INFORMATION

The Company is principally engaged in two business segments: the Surface Inspection Division Segment ("Inspection") and the Amdex Industrial Computer Division Segment ("Amdex"). Both businesses are engaged in marketing their products internationally and domestically. Inspection includes the development, manufacturing, and marketing of a family of standard web inspection systems used in industry for both the control of intermediate processes and for the final inspection of finished material. Amdex is engaged in the development, manufacturing and marketing of a full line of industrial computers, monitors and peripherals which operate under harsh temperature, humidity, shock and other adverse industrial conditions. The Company's industrial computers are also incorporated into the Company's inspection systems.

Operating loss is total revenue less operating expenses, excluding other income or expense. Identifiable assets of each segment are the assets used by that segment in its operations, excluding general corporate assets. General corporate assets are principally cash, prepaids and other current assets.


                                                  SEPTEMBER 30,      SEPTEMBER 30,
                                                      1997              1996
                                                      ----              ----
REVENUES
   Amdex                                          $ 1,207,747        $   974,846
   Inspection                                       5,676,501          5,677,715
   Intersegment sales/transfers                      (331,915)          (214,349)
                                                  -----------        -----------
              TOTAL OPERATING REVENUES            $ 6,552,333        $ 6,438,212
                                                  ===========        ===========

OPERATING INCOME (LOSS)
   Amdex                                          $   (90,082)       $  (200,720)
   Inspection                                      (3,776,157)           256,246
   General corporate expenses                        (983,820)        (1,098,460)
                                                  -----------        -----------
              TOTAL OPERATING INCOME (LOSS)       $(4,850,059)       $(1,042,934)

OTHER INCOME (EXPENSE)                               (220,691)          (100,284)
                                                  -----------        -----------
              NET INCOME (LOSS)                   $(5,070,750)       $(1,143,218)
                                                  ===========        ===========
ASSETS
   Amdex                                          $   830,808        $   782,706
   Inspection                                       1,669,881          5,478,809
   General corporate expenses                          86,821            277,690
                                                  -----------        -----------
            TOTAL ASSETS                          $ 2,587,510        $ 6,539,205
                                                  ===========        ===========

INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY

September 30, 1997

DEPRECIATION AND AMORTIZATION
   Amdex                                       --               --
   Inspection                          $3,288,460       $  320,157
                                       ----------       ----------
                                       $3,288,460       $  320,157
                                       ==========       ==========

CAPITAL EXPENDITURES
   Amdex                               $       --       $       --
   Inspection                          $    3,364       $       --
                                       ----------       ----------
                                       $    3,364       $        0
                                       ==========       ==========


Depreciation and amortization includes depreciation of capital assets and amortization of deferred financing costs and goodwill. Certain amounts in the 1996 segment information have been reclassified to conform with the 1997 presentation.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 1998.

                           INDUSTRIAL TECHNOLOGIES, INC.

                           By: /s/ Gerald W. Stewart
                                 Gerald W. Stewart, Chief Executive Officer and Chief Financial Officer


    In accordance with the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     NAME                       CAPACITY                              DATE
                     ----                       --------                              ----


/s/ Gerald W. Stewart                            Chairman,                          July 24, 1998
-----------------------                  Chief Executive Officer and
 Gerald W. Stewart                         Chief Financial Officer


                                                 Director                           July 24, 1998
-----------------------
 Eric H. Twerdahl

/s/ Howard Davidoff                              Director                           July 24, 1998
-----------------------
 Howard Davidoff

/s/ Kenneth R.Rowe Jr.                          Controller                          July 27, 1998
-----------------------                   (Chief Accounting Officer)
 Kenneth R. Rowe Jr.