Form 10QSB
period 1997-12-31
INDUSTRIAL TECHNOLOGIES INC
filed 1998-07-29
CIK 802916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1997

         Commission file number 1-10790

                          INDUSTRIAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                             04-2596252
(State or other jurisdiction of                            I.R.S. Employer
incorporation or organization                              Identification Number

70 Cascade Blvd, Milford, CT                                      06460
(Address of Principal Executive Offices)                        (Zip Code)

                                 (203) 876-1800
                (Issuer's Telephone Number, including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d)of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / / No /X/.

         As of December 31, 1997, the registrant had outstanding 5,766,798 shares of Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format.

Yes / / No /X/.

                                      INDEX

                          INDUSTRIAL TECHNOLOGIES, INC.

                                                                        Page No.

PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)                           3-5

                  Consolidated Balance Sheets,
                  December 31, 1997, and September 30, 1997                    3

                  Consolidated Statements of Operations, Three
                  Months Ended December 31, 1997, and 1996                     4

                  Consolidated Statements of Cash Flows, Three
                  Months Ended December 31, 1997, and 1996                     5

                  Notes to Consolidated Financial Statements                   6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        7-9

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on 8-K                                 10

SIGNATURES                                                                    11

                         PART I - FINANCIAL INFORMATION

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                           December 31,        September 30,
                                                                               1997                1997
                                                                           ------------        ------------
                                                                            (Unaudited)          (Audited)
Assets

Current assets:
     Cash and cash equivalents                                             $    390,058        $    104,115
     Trade accounts receivable, less allowance for doubtful accounts
          1998: $108,921; 1997: $105,921                                      1,163,147             722,549
     Inventories                                                              1,118,199           1,454,718
     Prepaid expenses and other current assets                                  136,851              90,367
                                                                           ------------        ------------
          Total current assets                                                2,808,255           2,371,749

Property and equipment, net                                                      59,716              61,821
Deferred financing costs, less accumulated amortization
     1998: $20,964; 1997: $16,452                                                33,088              37,600
Security deposits and other                                                     115,270             116,340
                                                                           ------------        ------------
          Total assets                                                     $  3,016,329        $  2,587,510
                                                                           ============        ============

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                         $  1,000,820        $    961,231
     Current portion of long-term debt                                           76,923              76,923
     Current portion of capital lease obligation                                  7,968               7,968
     Accounts payable                                                           921,767           1,107,200
     Accrued expenses                                                           919,852             934,872
     Warranty and installation costs                                            250,333             208,583
     Deferred revenue and customer deposits                                     791,563             271,868
                                                                           ------------        ------------
          Total current liabilities                                           3,969,226           3,568,645

Subordinated notes payable to stockholders                                      180,000             180,000
Long-term debt, less current maturities                                         403,846             423,077
Capital lease obligation, less current maturities                                26,821              29,730
                                                                           ------------        ------------
          Total  liabilities                                                  4,579,893           4,201,452

Stockholders' equity:
     Common stock, $.01 par value.  Authorized 14,000,000
          shares; issued and outstanding 1998:  5,766,798 shares;
          1997:  5,766,798 shares                                                57,667              57,667
     Additional paid-in capital                                              13,120,397          13,120,397
     Accumulated deficit                                                    (14,741,628)        (14,792,006)
                                                                           ------------        ------------
          Total stockholders' equity                                         (1,563,564)         (1,613,942)
                                                                           ------------        ------------
          Total liabilities and stockholders' equity                       $  3,016,329        $  2,587,510
                                                                           ============        ============

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Three Months Ended
                                                  ------------------------------
                                                  December 31,       December 31,
                                                      1997               1996
                                                  -----------        -----------
                                                  (Unaudited)        (Unaudited)
Net sales                                         $ 1,562,149        $ 2,394,957
Cost of goods sold                                    975,411          1,274,430
                                                  -----------        -----------
          Gross profit                                586,738          1,120,527

Operating expenses:
     Selling                                          202,568            397,324
     General and administrative                       172,632            392,801
     Engineering                                      113,005            197,700
     Amortization of costs in excess of
          net assets of business acquired                   0             76,865
                                                  -----------        -----------
          Total operating expenses                    488,205          1,064,690
                                                  -----------        -----------
               Operating income (loss)                 98,533             55,837
                                                  -----------        -----------
          Interest income (expense), net              (58,949)           (39,059)
          Other income (expense), net                  10,794                  0
                                                  -----------        -----------
               Total other income (expense)           (48,155)           (39,059)
                                                  -----------        -----------
               Net income (loss)                  $    50,378        $    16,778
                                                  ===========        ===========
               Income/ (loss) per share           $      0.01        $      0.00
                                                  ===========        ===========
Weighted average common shares outstanding          5,766,798          5,416,423
                                                  ===========        ===========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                    Three Months Ended
                                                                               --------------------------
                                                                               December 31,   December 31,
                                                                                  1997            1996
                                                                               ------------   ------------
                                                                               (Unaudited)     (Unaudited)
Cash flows from operating activities:
     Net income                                                                $  50,378       $  16,778
     Adjustment to reconcile net income to net cash
       provided by (used for) operating activities:
          Depreciation                                                             2,105           1,445
          Amortization of deferred financing costs                                 4,512               0
          Amortization of costs in excess of net assets
               of business acquired                                                    0          76,865
          Changes in assets and liabilities:
               Increase in trade accounts receivable                            (440,598)       (636,859)
               Decrease in inventories                                           336,519         126,594
               Increase in prepaid expenses and other current assets             (45,414)       (139,080)
               (Decrease) increase in accounts payable                          (154,522)        189,042
               (Decrease) increase in accrued expenses                           (15,020)         82,224
               Increase in warranty and installation costs                        41,750          47,056
               Increase (decrease) in deferred revenue and
               customer deposits                                                 519,695        (131,914)
                                                                               ----------      ---------
                    Net cash provided by (used for) operating activities         299,405        (367,849)
                                                                               ----------      ---------

Cash flows from investing activities:
     Other                                                                             0          (8,205)
                                                                               ----------      ---------
                    Net cash used for investing activities                             0          (8,205)
                                                                               ----------      ---------

Cash flows from financing activities:
     Net borrowings (payments) on revolving credit agreement                      34,918         540,978
     Payments on notes payable                                                   (26,240)              0
     Payments on CDA loan                                                        (19,231)              0
     Payments on capital leases payable                                           (2,909)              0
     Proceeds from issuance of common stock, net of costs                              0          10,588
                                                                               ---------       ---------
                    Net cash provided by (used for) financing activities         (13,462)        551,566
                                                                               ---------       ---------
Net increase in cash and cash equivalents                                        285,943         175,512
Cash and cash equivalents at beginning of period                                 104,115         298,630
                                                                               ---------       ---------
Cash and cash equivalents at end of period                                     $ 390,058       $ 474,142
                                                                               =========       =========

Supplemental disclosures of cash flow information
Cash paid during period for:
     Interest                                                                  $  54,412        $  35,307
                                                                               =========        =========
Supplemental disclosures of cash flow information
Accounts payable converted to notes payable                                    $  30,911        $       0
                                                                               =========        =========

         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC., AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. NATURE OF BUSINESS

         Industrial Technologies, Inc. and subsidiary (the "Company" or "INTI") designs, assembles and markets automated surface inspection systems, electro-optical sensors and other laser-based equipment, and industrial computers and related products. The Company's surface inspection division's customers include web process manufacturers of paper, plastics, film photosensitive materials, steel, aluminum, glass, non-wovens and rubber products. The Company's industrial computer division offers a full line of industrial-strength processors, displays and peripherals to a variety of customers. The Company sells its products throughout the United States and internationally, primarily in Europe and the Far East.

Note 2. BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary, normal and recurring adjustments which are required to present fairly the financial position of the Company and its subsidiary as of December 31, 1997, and the results of operations and cash flows for the three months ended December 31, 1997. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the annual financial statements of the Company and notes thereto, contained in the Company's Form 10-KSB for the fiscal year ended September 30, 1997. The results of operations for the three month period ended December 31, 1997 are not necessarily indicative of those that may be expected for the full fiscal year.

Note 3. COMMITMENTS AND CONTINGENCIES

         The Company has entered into employment agreements with certain officers. The agreements are for terms ranging from one year to five years and provide for a base salary and certain benefits which are specified in each of the agreements. Each of the agreements also provide for severance pay for termination under certain circumstances which are defined in the agreements. The minimum annual commitments under the agreements are fiscal 1998: $155,917; and fiscal 1999: $36,250.

         INTI's wholly owned subsidiary, Intec Corp., is currently working with the Department of Environmental Protection of the State of Connecticut (CT-DEP) to review, and to clear, all adverse findings with respect to the Tetrachloroethylene Analysis performed in May 1992. This analysis was performed in conjunction with the CT-DEP Property Transfer Program. A follow-up analysis was made as recently as December 1997. Although the levels of the contaminant have decreased, they still remain above acceptable levels. Appropriate methods are being and will be employed to lower these levels. Tests will continue until compliance levels have been met. The Company has spent approximately $35,000 to date. The Company believes the resolution of this matter will not have a material impact on the financial position, results of operations or cash flows of the Company.

Note 4. INVENTORIES

         The components of inventories are as follows:

                                                  December 31, 1997  September 30, 1997
                                                  -----------------  ------------------
Raw materials and subassemblies net of revenues       $  894,560       $1,228,853
Work in process                                          167,729          225,865
Finished goods                                            55,910                0
                                                      ----------       ----------
                                                      $1,118,199       $1,454,718
                                                      ==========       ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING INFORMATION

The statements in this Quarterly report on Form 10-QSB that are not historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

         The Company had net sales for the three months ended December 31, 1997 (the "current quarter") of $1,562,149, compared to $2,394,957 for the three months ended December 31, 1996 (the "prior year quarter"). The decrease of $832,808 primarily reflects the greater number of inspection systems sold in the prior year quarter versus the current quarter due to the reduced backlog at the beginning of the current quarter.

         The Company generated gross profits of $586,738 (37.6% of net sales) for the current quarter compared to gross profits of $1,120,527 (46.8% of net sales) for the prior year quarter. The 47.6% decrease in amount and approximately 10 point decrease in gross profit percentage relate to decreased sales and product and market mix. Product mix has a direct effect on cost and market mix has a direct effect on selling price; therefore, the combination effects gross profit. Gross profit was affected primarily by increased sales in Asia and Europe. In Asia, margins have decreased as a result of the economic climate and will remain low until the economy becomes stronger. European sales increased for the lower priced and lower margin System 3000 and Webscan systems, thus lowering the gross margin. The mix in product sales for Europe is not considered likely to continue for the long term. During the current quarter, a system was shipped that had a recognizable revenue value equal to its lower of cost or market value, which also affected the gross profit percentage significantly.

         Selling, general and administrative expenses for the current quarter were $375,200 (24.0% of net sales) compared to $790,125 (33.0% of net sales) for the prior year quarter. The decrease in expense is due primarily to decreased legal and professional expenses plus the reduction of personnel in the selling and general and administrative functional areas. The decrease in expense to net sales percentage is primarily a result of the decrease in expenses, which more than offset decreased net sales.

         Engineering expenses for the current quarter were $113,005 (7.2% of net sales) compared to the prior year quarter of $197,700 (8.3% of net sales). The Company was able to reduce expenses to this functional area without sacrificing software and product development. Reductions came in the form of overhead, minor personnel changes, and the reduction of outside consultant use.

         Costs in excess of net assets of business acquired was carried as an intangible asset on the balance sheet and was being amortized over 15 years. After review by management, the balance was charged against operations for the year ended September 30, 1997 and no amounts will be amortized thereafter.

         The Company had net interest expense of $58,949 (3.8% of net sales) for the current quarter compared to $39,059 (1.6% of net sales) in the prior year quarter. This increase of $19,890 is due primarily to interest on money borrowed in May 1997 in conjunction with the New Term Loan described below.

         Other income in the amount of $10,794 in the current quarter is largely due to foreign exchange gains.

         The net income of $50,378 in the current quarter compared to net income of $16,778 in the prior year quarter. No amortization, lower engineering costs and decreased selling, general and administrative expense all contributed to the increase in net income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity at December 31, 1997, consisted of $390,058 of cash plus the borrowing power under the Company's revolving loan, demand loan and security agreement entered November 1, 1996 (the "Loan Agreement") which provides a maximum borrowing of $1,500,000 at an annual interest rate of 4% over the prime interest rate as published in the Wall Street Journal. The loan matures on October 31, 1999, unless sooner terminated at the option of the lender, at which time all amounts outstanding will be due and payable. At December 31, 1997 , the Company had borrowed $839,189 under the Loan Agreement and $660,811 of additional borrowings would have been available if there had been additional eligible accounts receivable. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable, (2) 80% of the Company's eligible accounts receivable covered by irrevocable letters of credit, (3) the lesser of 80% of the Company's European eligible open accounts receivable or $500,000, and (4) a $500,000 demand loan, which is payable in installments of principal of approximately $16,700. The August, September and October, 1997 installments have been deferred by the lender to September 1, 1999.

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

         The Company requires additional capital to finance continuing operations, make enhancements to and expansion of its manufacturing capacity in accordance with its business strategy, and for working capital for inventory and accounts receivable. The Company is seeking such funds through strategic alliances, merger and acquisition efforts as well as through public or private debt and equity. Without such future financing, the Company's ability to finance its operations and growth will be severely limited.

         At January 12, 1998, the Company's backlog of customer orders was approximately $2,571,000 compared to approximately $2,717,000 at January 13, 1997. The Company is seeking to increase its backlog in future quarters through an increase in the rate of new proposals, although there can be no assurance that such proposals will result in orders. The Company's ability to fulfill these orders is largely dependent upon the Company's ability to maintain its borrowing capacity and improve its liquidity.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time.

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during the last two fiscal years. The Company has not entered long-term contracts with its customers or suppliers and has generally been able to pass along increased costs encurred by it.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits. The following exhibits are filed herewith:

                  27       Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           INDUSTRIAL TECHNOLOGIES, INC.

Date: July 28, 1998        By: /s/ Gerald W. Stewart
                               -------------------------------------------------
                                   Gerald W. Stewart, Chief Executive Officer