Form 10QSB
period 1998-03-31
INDUSTRIAL TECHNOLOGIES INC
filed 1998-07-29
CIK 802916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998



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

Yes      No X  .

         As of March 31, 1998, the registrant had outstanding 5,766,798 shares of Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format.

Yes      No X  .

                                      INDEX

                          INDUSTRIAL TECHNOLOGIES, INC.

                                                                                               Page No.
                                                                                               --------
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements (Unaudited)                                               3-5

                  Consolidated Balance Sheets,
                  March 31, 1998, and September 30, 1997                                         3

                  Consolidated Statements of Operations, Three
                  Months and Six Months Ended March 31, 1998, and 1997                           4

                  Consolidated Statements of Cash Flows, Six
                  Months Ended March 31, 1998, and 1997                                          5

                  Notes to Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            7-9


PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on 8-K                                                    10

SIGNATURES                                                                                       11

                                           PART I - FINANCIAL INFORMATION

                                    INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                             March 31,         September 30,
                                                                               1998                1997
                                                                           ------------        ------------
                                                                            (Unaudited)          (Audited)
Current assets:
     Cash and cash equivalents                                             $    206,506        $    104,115
     Trade accounts receivable, less allowance for doubtful accounts
          1998:  $111,921; 1997:$105,921                                      1,014,685             722,549
     Inventories                                                              1,282,645           1,454,718
     Prepaid expenses and other current assets                                  108,618              90,367
                                                                           ------------        ------------

          Total current assets                                                2,612,454           2,371,749

Property and equipment, net                                                      57,392              61,821
Deferred financing costs, less accumulated amortization
     1998:  $25,476; 1997:$16,452                                                28,576              37,600
Security deposits and other                                                     112,342             116,340
                                                                           ------------        ------------
          Total assets                                                     $  2,810,764        $  2,587,510
                                                                           ============        ============

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                         $  1,031,556        $    961,231
     Current portion of long-term debt                                           76,923              76,923
     Current portion of capital lease obligation                                  7,968               7,968
     Accounts payable                                                           990,983           1,107,200
     Accrued expenses                                                           756,190             934,872
     Warranty and installation costs                                            252,916             208,583
     Deferred revenue and customer deposits                                     726,250             271,868
                                                                           ------------        ------------

          Total current liabilities                                           3,842,786           3,568,645

Subordinated notes payable to stockholders                                      180,000             180,000
Long-term debt, less current maturities                                         384,615             423,077
Capital lease obligation, less current maturities                                24,179              29,730
                                                                           ------------        ------------
          Total  liabilities                                                  4,431,580           4,201,452

Stockholders' equity:
     Common stock, $.01 par value.  Authorized 14,000,000
          shares; issued and outstanding 1998: 5,766,798 shares;
          1997: 5,766,798 shares                                                 57,667              57,667
     Additional paid-in capital                                              13,120,397          13,120,397
     Accumulated deficit                                                    (14,798,880)        (14,792,006)
                                                                           ------------        ------------
          Total stockholders' equity                                         (1,620,816)         (1,613,942)
                                                                           ------------        ------------

          Total liabilities and stockholders' equity                       $  2,810,764        $  2,587,510
                                                                           ============        ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          Three Months Ended                  Six Months Ended
                                                  --------------------------------------------------------------------
                                                   March 31,          March 31,          March 31,          March 31,
                                                     1998               1997               1998               1997
                                                  -----------        -----------        -----------        -----------
                                                  (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)
Net sales                                         $ 1,299,281        $ 1,787,253        $ 2,861,430        $ 4,182,210

Cost of goods sold                                    785,333          1,025,318          1,760,744          2,299,748
                                                  -----------        -----------        -----------        -----------

          Gross profit                                513,948            761,935          1,100,686          1,882,462

Operating expenses:
     Selling                                          197,364            342,695            399,932            740,018
     General and administrative                       182,809            402,129            355,441            772,106
     Engineering                                      134,705            133,036            247,710            330,737
     Amortization of costs in excess of
          net assets of business acquired                   0             76,865                  0            153,731
                                                  -----------        -----------        -----------        -----------

          Total operating expenses                    514,878            954,725          1,003,083          1,996,592
                                                  -----------        -----------        -----------        -----------

               Operating income (loss)                   (930)          (192,790)            97,603           (114,130)
                                                  -----------        -----------        -----------        -----------

          Interest income (expense), net              (57,013)           (36,689)          (115,962)           (75,748)
          Other income (expense), net                     691             35,579             11,485             12,756
                                                  -----------        -----------        -----------        -----------

               Total other income (expense)           (56,322)            (1,110)          (104,477)           (62,992)
                                                  -----------        -----------        -----------        -----------

               Net income (loss)                  $   (57,252)       $  (193,900)       $    (6,874)       $  (177,122)
                                                  ===========        ===========        ===========        ===========

               Income/ (loss) per share           $      (.01)       $      (.04)       $      (.00)       $      (.03)
                                                  ===========        ===========        ===========        ===========

Weighted average common shares outstanding          5,766,798          5,486,937          5,766,798          5,459,225
                                                  ===========        ===========        ===========        ===========

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                         Six Months Ended
                                                                                     --------------------------
                                                                                     March 31,        March 31,
                                                                                       1998             1997
                                                                                     ---------        ---------
                                                                                    (Unaudited)      (Unaudited)


Cash flows from operating activities:
     Net loss                                                                        $  (6,874)       $(177,122)
     Adjustment to reconcile net income to net cash provided by (used for)
       operating activities:
          Depreciation                                                                   4,429            2,797
          Amortization of deferred financing costs                                       9,024                0
          Amortization of costs in excess of net assets
               of business acquired                                                          0          153,731
          Changes in assets and liabilities:
               Increase in trade accounts receivable                                  (292,136)        (754,199)
               (Decrease) increase in inventories                                      172,073          (87,265)
               Increase in prepaid expenses and other current                          (14,253)        (111,244)
                    assets
               (Decrease) increase in accounts payable                                 (85,306)         136,724
               (Decrease) increase in accrued expenses                                  (3,682)          79,424
               Increase in warranty and installation costs                              44,333            9,139
               Increase (decrease) in deferred revenue
               and customer deposits                                                   454,382          (92,224)
                                                                                     ---------        ---------
                   Net cash provided by (used for) operating                           281,990         (840,239)
                         activities
                                                                                     ---------        ---------

Cash flows from investing activities:
     Other                                                                                   0          (39,951)
                                                                                     ---------        ---------
                   Net cash used for investing activities                                    0          (39,951)
                                                                                     ---------        ---------

Cash flows from financing activities:
     Net borrowings (payments) on revolving credit                                     (57,582)         914,882
          agreement
     Payments on notes payable                                                         (78,004)               0
     Payments on CDA loan                                                              (38,462)               0
     Payments on capital leases payable                                                 (5,551)               0
     Proceeds from issuance of common stock, net of costs                                    0           17,738
                                                                                     ---------        ---------
                   Net cash provided by (used for) financing                          (179,599)         932,620
                         activities
                                                                                     ---------        ---------

Net increase in cash and cash equivalents                                              102,391           52,430
Cash and cash equivalents at beginning of period                                       104,115          298,630
                                                                                     =========        =========
Cash and cash equivalents at end of period                                           $ 206,506        $ 351,060

                                                                                     =========        =========

Supplemental disclosures of cash flow information
 Cash paid during period for:
     Interest                                                                        $ 106,987        $  75,748
                                                                                     =========        =========

Supplemental disclosures of cash flow information
Accounts payable converted to notes payable                                          $  30,911        $       0
                                                                                     =========        =========

Accrued expenses converted to notes payable                                          $ 175,000        $       0
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

Note 2.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary, normal and recurring adjustments which are required to present fairly the financial position of the Company and its subsidiary as of March 31, 1998, and the results of operations and cash flows for the three months and six months ended March 31, 1998, and March 31, 1997. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the annual financial statements of the Company and notes thereto, contained in the Company's Form 10-KSB for the fiscal year ended September 30, 1997. The results of operations for the three month and six month periods ended March 31, 1998 are not necessarily indicative of those that may be expected for the full fiscal year.

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

Note 4. INVENTORIES

The components of inventories are as follows:

                                                    March 31, 1998  September 30, 1997
                                                    --------------  ------------------
Raw materials and subassemblies net of revenues       $  835,874       $1,228,853
Work in process                                          270,903          225,865
Finished goods                                           175,868                0
                                                      ----------       ----------
                                                      $1,282,645       $1,454,718
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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         The Company had net sales for the three months ended March 31, 1998 (the "current quarter") of $1,299,281, compared to $1,787,253 for the three months ended March 31, 1997 (the "prior year quarter"). The decrease of $487,972 primarily reflects the greater number of inspection systems sold in the prior year quarter versus the current quarter due to the reduced backlog at the beginning of the current quarter.

         The Company generated gross profits of $513,948 (39.6% of net sales) for the current quarter compared to gross profits of $761,935 (42.6% of net sales) for the prior year quarter. The 32.5% decrease in amount and approximately 3 point decrease in gross profit percentage relate to product and market mix. Product mix has a direct effect on cost and market mix has a direct effect on selling price; therefore, the combination effects gross profit. Gross profit was affected primarily by increased sales in Asia and Europe. In Asia, margins have decreased as a result of the economic climate and will remain low until the economy becomes stronger. European sales increased for the lower priced and lower margin System 3000 and Webscan systems, thus lowering the gross margin. The mix in product sales for Europe is not considered likely to continue for the long them.

         Selling, general and administrative expenses for the current quarter were $380,173 (29.3% of net sales) compared to $744,824 (41.7% of net sales) for the prior year quarter. The decrease in expense is due primarily to decreased legal and professional expenses plus the reduction of personnel in the selling and general and administrative functional areas. The decrease in expense to net sales percentage is primarily a result of the decrease in expenses, which more than offset decreased net sales.

         Engineering expenses for the current quarter were $134,705 (10.4% of net sales) compared to the prior year quarter of $133,036 (7.4% of net sales). Engineering provides applications support as well as the development of product enhancements. In the prior year quarter, the Company capitalized approximately $40,000 of costs which were subsequently reversed by the Company at the end of the prior year. Thus, comparable engineering expenses for the prior year quarter were approximately $173,036 (9.7% of net sales).

         Costs in excess of net assets of business acquired was carried as an intangible asset on the balance sheet and was being amortized over 15 years. After review by management, the balance was charged against operations for the year ended September 30, 1997 and no amounts will be amortized thereafter.

         The Company had net interest expense of $57,013 (4.4% of net sales) for the current quarter compared to $36,689 (2.1% of net sales) in the prior year quarter. This increase of $20,324 is due primarily to interest on money borrowed in May 1997 in conjunction with the New Term Loan described below.

         Other income net of other expense for the current quarter of $691 compares to other income of $35,579 for the prior quarter. Most of this income is the net result of favorable foreign currency exchange.

         The net loss of $57,252 in the current quarter compared to a net loss of $193,900 in the prior year quarter. No amortization and decreased selling, general and administrative expense all contributed to decreasing the quarterly loss.

Six Months Ended March 31, 1998 Compared to Six Months Ended March 31, 1997

         The Company had net sales for the six months ended March 31, 1998 (the "current half year") of $2,861,430, compared to $4,182,210 for the six months ended March 31, 1997 (the "prior half year"). The decrease of $1,320,780 primarily reflects the greater number of inspection systems sold in the prior half year versus the current half year due to the reduced backlog at the beginning of the period.

         The Company generated gross profits of $1,100,686 (38.5% of net sales) for the current half year compared to gross profits of $1,882,462 (45.0% of net sales) for the prior half year. The 41.5 % decrease in amount and approximately
6.5 point decrease in gross profit percentage relate to product and market mix. Product mix has a direct effect on cost and market mix has a direct effect on selling price; therefore, the combination effects gross profit. Gross profit was affected primarily by increased sales in Asia and Europe. In Asia, margins have decreased as a result of the economic climate and will remain low until the economy becomes stronger. European sales increased for the lower priced and lower margin System 3000 and Webscan systems, thus lowering the gross margin. The mix in product sales for Europe is not considered likely to continue for the long term.

         Selling, general and administrative expenses for the current half year were $755,373 (26.4% of net sales) compared to $1,512,124 (36.2% of net sales) for the prior half year. The decrease in expense is due primarily to decreased legal and professional expenses plus the reduction of personnel in the selling and general and administrative functional areas. The decrease in expense to net sales percentage is primarily a result of the decrease in expenses, which more than offset decreased net sales.

         Engineering expenses for the current half year were $247,710 (8.7% of net sales) compared to the prior half year of $330,737 (7.9% of net sales). The Company was able to reduce expenses to this functional area without sacrificing software and product development. Reductions came in the form of overhead, minor personnel changes, and the reduction of outside consultant use. In the prior half year, the Company capitalized approximately $40,000 of costs previously expensed which were subsequently reversed by the Company at the end of the prior year. Thus, comparable engineering expenses for the prior half year were approximately $370,737 (8.9% of net sales).

         Costs in excess of net assets of business acquired was carried as an intangible asset on the balance sheet and was being amortized over 15 years. After review by management, the balance was charged against operations for the year ended September 30, 1997 and no amounts will be amortized thereafter.

         The Company had net interest expense of $115,962 (4.1% of net sales) for the current half year compared to $75,748 (1.8% of net sales) in the prior half year. This increase of $40,214 is due primarily to interest on money borrowed in May 1997 in conjunction with the New Term Loan described below.

         Other income net of other expense for the current half year of $11,485 compares to other income of $12,756 for the prior half year. Most of this income is the net result of favorable foreign currency exchange for both periods.

         The net loss of $6,874 in the current half year compares to a net loss of $177,122 in the prior half year. No amortization and decreased selling, general and administrative and engineering expense all contributed to a decrease in the overall loss.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity at March 31, 1998, consisted of $206,506 of cash plus the borrowing power under the Company's revolving loan, demand loan and security agreement entered November 1, 1996 (the "Loan Agreement") which provides a maximum borrowing of $1,500,000 at an annual interest rate of 4% over the prime interest rate as published in the Wall Street Journal. The loan matures on October 31, 1999, unless sooner terminated at the option of the lender, at which time all amounts outstanding will be due and payable. At March 31, 1998, the Company had borrowed $745,954 under the Loan Agreement and $754,046 of additional borrowings would have been available if there had been additional eligible accounts receivable. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable, (2) 80% of the Company's eligible accounts receivable covered by irrevocable letters of credit, (3) the lesser of 80% of the Company's European eligible open accounts receivable or $500,000, and (4) a $500,000 demand loan, which is payable in installments of principal of approximately $16,700. The August, September and October, 1997 installments have been deferred by the lender to September 1, 1999.

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

         At April 6, 1998, the Company's backlog of customer orders was approximately $3,908,000 compared to approximately $1,724,000 at March 31, 1997. The Company is seeking to increase its backlog in future quarters through an increase in the rate of new proposals, although there can be no assurance that such proposals will result in orders. The Company's ability to fulfill these orders is largely dependent upon the Company's ability to maintain its borrowing capacity and improve its liquidity.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during the last two fiscal years. The Company has not entered into long-term contracts with its customers or suppliers and has generally been able to pass along increased costs encurred by it.

                           PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits. The following exhibits are filed herewith:

                             27      Financial Data Schedule

               (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               INDUSTRIAL TECHNOLOGIES, INC.


Date:  July 28, 1998           By: /s/   Gerald W. Stewart
                                   ------------------------------------
                                   Gerald W. Stewart, Chief Executive Officer