Form 10QSB
period 1998-06-30
INDUSTRIAL TECHNOLOGIES INC
filed 1998-07-29
CIK 802916

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998


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

         As of June 30, 1998, the registrant had outstanding 5,766,798 shares of Common Stock, $.01 par value.

         Transitional Small Business Disclosure Format.

Yes     No  X  .
    ---    ---

                                      INDEX

                          INDUSTRIAL TECHNOLOGIES, INC.

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                                  3-6

         Consolidated Balance Sheets,
         June 30, 1998, and September 30, 1997                             3

         Consolidated Statements of Operations, Three
         Months and Nine Months Ended June 30, 1998, and 1997              4

         Consolidated Statements of Cash Flows, Nine
         Months Ended June 30, 1998, and 1997                              5

         Notes to Consolidated Financial Statements                        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               7-8


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on 8-K                                       9

SIGNATURES                                                                 10

                         PART I - FINANCIAL INFORMATION

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

ITEM 1. FINANCIAL STATEMENTS

                                                                              June 30,      September 30,
                                                                                1998            1997
                                                                            ------------    -------------
Assets                                                                       (Unaudited)      (Audited)
Current assets:
     Cash and cash equivalents                                              $    143,176    $    104,115
     Trade accounts receivable, less allowance for doubtful
          accounts of $114,921 in fiscal 1998 and $105,921 in fiscal 1997      1,774,491         722,549
     Inventories                                                               1,127,742       1,454,718
     Prepaid expenses and other current assets                                    88,916          90,367
                                                                            ------------    ------------

          Total current assets                                                 3,134,325       2,371,749

Property and equipment, net                                                       57,451          61,821
Deferred financing costs, less accumulated amortization
     1998 $29,988; 1997 $16,452                                                   24,064          37,600
Security deposits and other                                                      113,532         116,340
                                                                            ------------    ------------
          Total assets                                                      $  3,329,372    $  2,587,510
                                                                            ============    ============

Liabilities and Stockholders' Equity

Current liabilities:
     Notes payable                                                          $  1,172,650    $    961,231
     Current portion of long-term debt                                            76,923          76,923
     Current portion of capital lease obligation                                   7,968           7,968
     Accounts payable                                                          1,004,713       1,107,200
     Accrued expenses                                                            889,554         934,872
     Warranty and installation costs                                             356,749         208,583
     Deferred revenue and customer deposits                                      599,450         271,868
                                                                            ------------    ------------

          Total current liabilities                                            4,108,007       3,568,645

Long-term Liabilities:
     Subordinated notes payable to stockholders                                  180,000         180,000
     Long-term debt, less current maturities                                     365,385         423,077
     Capital lease obligation, less current maturities                            21,536          29,730
                                                                            ------------    ------------
          Total  liabilities                                                   4,674,928       4,201,452

Stockholders' equity:
     Common stock, $.01 par value.  Authorized 14,000,000
          shares; issued and outstanding 5,766,798 shares in
          fiscal 1998 and 5,766,798 shares in fiscal 1997                         57,667          57,667
     Additional paid-in capital                                               13,120,397      13,120,397
     Accumulated deficit                                                     (14,523,620)    (14,792,006)
                                                                            ------------    ------------
          Total stockholders' equity                                          (1,345,556)     (1,613,942)
                                                                            ------------    ------------

          Total liabilities and stockholders' equity                        $  3,329,372    $  2,587,510
                                                                            ============    ============

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                  Three Months Ended             Nine Months Ended
                                              --------------------------------------------------------
                                                June 30,       June 30,       June 30,       June 30,
                                                  1998           1997           1998           1997
                                              -----------    -----------    -----------    -----------
                                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Net sales                                     $ 2,374,467    $ 1,565,958    $ 5,235,897    $ 5,748,168

Cost of goods sold                              1,529,848        799,808      3,290,591      3,099,556
                                              -----------    -----------    -----------    -----------

          Gross profit                            844,619        766,150      1,945,306      2,648,612

Operating expenses:
     Selling                                      238,515        329,686        638,447      1,069,705
     General and administrative                   165,408        400,831        520,849      1,172,937
     Engineering                                  129,394         63,158        377,104        393,894
     Amortization of costs in excess of
          net assets of business acquired               0         76,865              0        230,596
                                              -----------    -----------    -----------    -----------

          Total operating expenses                533,317        870,540      1,536,400      2,867,132
                                              -----------    -----------    -----------    -----------

               Operating income (loss)            311,302       (104,390)       408,906       (218,520)
                                              -----------    -----------    -----------    -----------

          Interest income (expense), net          (56,917)       (48,615)      (172,879)      (124,363)
          Other income (expense), net              20,874        (23,057)   $    32,359        (10,301)
                                              -----------    -----------    -----------    -----------

               Total other income (expense)       (36,043)       (71,672)      (140,520)      (134,664)
                                              -----------    -----------    -----------    -----------

               Net income (loss)              $   275,259    $  (176,062)   $   268,386    $  (353,184)
                                              ===========    ===========    ===========    ===========

               Income/ (loss) per share       $      0.05    $     (0.03)   $      0.05    $     (0.06)
                                              ===========    ===========    ===========    ===========

Weighted average common shares outstanding      5,766,798      5,608,631      5,766,798      5,519,798
                                              ===========    ===========    ===========    ===========

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                  INDUSTRIAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                     Nine Months Ended
                                                                                 --------------------------
                                                                                   June 30,       June 30,
                                                                                     1998           1997
                                                                                 -----------    -----------
                                                                                 (Unaudited)    (Unaudited)
Cash flows from operating activities:
     Net income (loss)                                                           $   268,386    $  (353,184)
     Adjustment to reconcile net income to net cash
       provided by (used for) operating activities:
          Depreciation                                                                 6,645         10,514
          Amortization of deferred financing costs                                    13,536              0
          Amortization of costs in excess of net assets
               of business acquired                                                        0        230,596
          Changes in assets and liabilities:
               Increase in trade accounts receivable                              (1,051,942)      (753,411)
               Decrease (increase) in inventories                                    326,976       (128,897)
               Decrease (increase) in prepaid expenses
                    and other current assets                                           4,259       (182,429)
               Decrease in accounts payable                                          (71,576)       (20,064)
               Increase (decrease) in accrued expenses                               129,682        (18,400)
               Increase (decrease) in warranty and installation costs                148,166        (56,111)
               Increase (decrease) in deferred revenue
                    and customer deposits                                            327,582        (84,203)
                                                                                 -----------    -----------
                   Net cash provided by (used for) operating activities              101,714     (1,355,589)
                                                                                 -----------    -----------

Cash flows from investing activities:
     Additions to property and equipment                                              (2,275)             0
     Other                                                                                 0       (112,103)
                                                                                 -----------    -----------
                   Net cash used for investing activities                             (2,275)      (112,103)
                                                                                 -----------    -----------

Cash flows from financing activities:
     Net borrowings (payments) on revolving credit agreement                         146,242        738,541
     Payments on notes payable                                                      (140,734)             0
     Proceeds from (payments on) CDA loan                                            (57,692)       500,000
     Payments on capital leases payable                                               (8,194)             0
     Proceeds from issuance of common stock, net of costs                                  0         83,587
                                                                                 -----------    -----------
                   Net cash provided by (used for) financing activities              (60,378)     1,322,128
                                                                                 -----------    -----------

Net increase (decrease) in cash and cash equivalents                                  39,061       (145,564)
Cash and cash equivalents at beginning of period                                     104,115        298,630
                                                                                 -----------    -----------
Cash and cash equivalents at end of period                                       $   143,176    $   153,066
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information
Cash paid during period for:
     Interest                                                                    $   162,181    $   132,091
                                                                                 ===========    ===========

Supplemental disclosures of cash flow information
Accounts payable converted to notes payable                                      $    30,911    $         0
                                                                                 ===========    ===========

Accrued expenses converted to notes payable                                      $   175,000    $         0
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

Note 2.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying unaudited consolidated financial statements reflect all necessary, normal and recurring adjustments which are required to present fairly the financial position of the Company and its subsidiary as of June 30, 1998, and the results of operations and cash flows for the three months and nine months ended June 30, 1998, and June 30, 1997. Certain information and footnote disclosures normally included in the annual financial statements, which are prepared in accordance with generally accepted accounting principles, have been condensed or omitted. Accordingly, the Company believes that although the disclosures are adequate to make the information presented not misleading, these financial statements should be read in conjunction with the annual financial statements of the Company and notes thereto, contained in the Company's Form 10-KSB for the fiscal year ended September 30, 1997. The results of operations for the three month and nine month periods ended June 30, 1998 are not necessarily indicative of those that may be expected for the full fiscal year.

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

Note 4.  INVENTORIES

         The components of inventories are as follows:

                                                      June 30, 1998    September 30, 1997
                                                      -------------    ------------------
Raw materials and subassemblies net of revenues         $  802,193         $1,228,853
Work in process                                            202,995            225,865
Finished goods                                             122,554                  0
                                                        ----------         ----------
                                                        $1,127,742         $1,454,718
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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

         The Company had net sales for the three months ended June 30, 1998 (the "current quarter") of $2,374,467, compared to $1,565,958 for the three months ended June 30, 1997 (the "prior year quarter"). The increase of $808,509 primarily reflects the greater number of inspection systems sold in the current quarter versus the prior year quarter due to the improved backlog at the beginning of the current quarter.

         The Company generated gross profits of $844,619 (35.6% of net sales) for the current quarter compared to gross profits of $766,150 (48.9% of net sales) for the prior year quarter. The 10.2% increase in amount is due to the increase in net sales. The approximately 9 point decrease in gross profit percentage relates to product and market mix. Product mix has a direct effect on cost and market mix has a direct effect on selling price; therefore, the combination effects gross profit. Gross profit percentage was affected primarily by increased sales in Asia and Europe. In Asia, margins have decreased as a result of the economic climate and will remain low until the economy becomes stronger. European sales increased for the lower priced and lower margin System 3000 and Webscan systems, thus lowering the gross margin. The mix in product sales for Europe is not considered likely to continue for the long term.

         Selling, general and administrative expenses for the current quarter were $403,923 (17.0% of net sales) compared to $730,517 (46.6% of net sales) for the prior year quarter. The decrease in expense is due primarily to decreased legal expenses plus the reduction of personnel in the selling and general and administrative functional areas. The decrease in expense to net sales percentage is a result of increased net sales and reduced expenses.

         Engineering expenses for the current quarter were $129,394 (5.4% of net sales) compared to the prior year quarter of $63,158 (4.0% of net sales). Engineering provides applications support as well as the development of product enhancements. In the prior year quarter, the Company capitalized approximately $72,000 of costs, which were subsequently reversed by the Company at the end of the prior year. Thus, comparable engineering expenses for the prior year quarter were approximately $135,158 (8.6% of net sales). The Company was able to reduce expenses to this functional area without sacrificing software and product development. Reductions came in the form of overhead, minor personnel changes, and the reduction of outside consultant use.

         Costs in excess of net assets of business acquired was carried as an intangible asset on the balance sheet and was being amortized over 15 years. After review by management, the balance was charged against operations for the year ended September 30, 1997 and no amounts will be amortized thereafter.

         The Company had net interest expense of $56,917 (2.4% of net sales) for the current quarter compared to $48,615 (3.1% of net sales) in the prior year quarter. This increase of $8,302 is due primarily to interest on money borrowed in May 1997 in conjunction with the New Term Loan described below.

         Other income in the amount of $20,874 compared to other expense of $23,057 in the prior year quarter. Most of this income is the result of favorable foreign currency exchange for the current quarter. In the prior quarter, most of the expense was the result of unfavorable foreign currency exchange.

         The net income of $275,259 in the current quarter compared to a net loss of $176,062 in the prior year quarter. Increased net sales, no amortization, and decreased selling, general and administrative expense all contributed to the increase in income.

Nine Months Ended June 30, 1998 Compared to Nine Months Ended June 30, 1997

         The Company had net sales for the nine months ended June 30, 1998 (the "current nine months") of $5,235,897, compared to $5,748,168 for the nine months ended June 30, 1997 (the "prior year nine months"). The decrease of $512,271 primarily reflects the greater number of inspection and computer systems sold in the prior year nine months versus the current nine months due to the reduced backlog at the beginning of the current year.

         The Company generated gross profits of $1,945,306 (37.2% of net sales) for the current nine months compared to gross profits of $2,648,612 (46.1% of net sales) for the prior year nine months. The 26.6% decrease in amount and approximately 9 point decrease in gross profit percentage relate to product and market mix. Product mix has a direct effect on cost and market mix has a direct effect on selling price; therefore, the combination effects gross profit. Gross profit was affected primarily by increased sales in Asia and Europe. In Asia, margins have decreased as a result of the economic climate and will remain low until the economy becomes stronger. European sales increased for the lower priced and lower margin System 3000 and Webscan systems, thus lowering the gross margin. The mix in product sales for Europe is not considered likely to continue for the long term.

         Selling, general and administrative expenses for the current nine months were $1,159,296 (22.1% of net sales) compared to $2,242,642 (39.0% of net sales) for the prior year nine months. The decrease in expense is due primarily to decreased legal expenses plus the reduction of personnel in the selling and general and administrative functional areas. The decrease in expense to net sales percentage is primarily a result of the decrease in expenses, which more than offset decreased net sales.

         Engineering expenses for the current nine months were $377,104 (7.2% of net sales) compared to the prior year nine months of $393,894 (6.9% of net sales). Engineering provides applications support as well as the development of product enhancements. The Company was able to reduce expenses to this functional area without sacrificing software and product development. Reductions came in the form of overhead, minor personnel changes, and the reduction of outside consultant use. In the prior year nine months, the Company capitalized approximately $112,000 of costs which were subsequently reversed by the Company at the end of the prior year. Thus, comparable engineering expenses for the prior year nine months were approximately $505,894 (8.8% of net sales).

         Costs in excess of net assets of business acquired was carried as an intangible asset on the balance sheet and was being amortized over 15 years. After review by management, the balance was charged against operations for the year ended September 30, 1997 and no amounts will be amortized thereafter.

         The Company had net interest expense of $172,879 (3.3% of net sales) for the current nine months compared to $124,363 (2.2% of net sales) in the prior year nine months. This increase of $48,516 is due primarily to interest on money borrowed in May 1997 in conjunction with the New Term Loan described below.

         Other income in the amount of $32,359 compared to other expense of $10,301 in the prior year nine months. Most of this income is the result of favorable foreign currency exchange for the current nine months. In the prior year nine months, most of the expense was the result of unfavorable foreign currency exchange.

         The net income of $268,386 in the current nine months compared to a net loss of $353,184 in the prior year nine months. No amortization, lower engineering costs and decreased selling, general and administrative expense all contributed to the increase in income.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity at June 30, 1998, consisted of $143,176 of cash plus the borrowing power under the Company's revolving loan, demand loan and security agreement entered November 1, 1996 ("the Loan Agreement") which provides a maximum borrowing of $1,500,000 at an annual interest rate of 4% over the prime interest rate as published in the Wall Street Journal. The loan matures on October 31, 1999, unless sooner terminated at the option of the lender, at which time all amounts outstanding will be due and payable. At June 30, 1998, the Company had borrowed $964,758 under the Loan Agreement and $535,242 of additional borrowings would have been available if there had been additional eligible accounts receivable. The revolving loan requires interest to be paid monthly and has a maximum borrowing base of: the lesser of $1,500,000 or the aggregate of (1) 80% of the Company's eligible domestic accounts receivable, (2) 80% of the Company's eligible accounts receivable covered by irrevocable letters of credit, (3) the lesser of 80% of the Company's European eligible open accounts receivable or $500,000, and (4) a $500,000 demand loan, which is payable in installments of principal of approximately $16,700. The August, September and October, 1997 installments have been deferred by the lender to September 1, 1999.

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

         At July 10, 1998, the Company's backlog of customer orders was approximately $3,126,000 compared to approximately $1,662,000 at June 30, 1997. The Company is seeking to increase its backlog in future quarters through an increase in the rate of new proposals, although there can be no assurance that such proposals will result in orders. The Company's ability to fulfill these orders is largely dependent upon the Company's ability to maintain its borrowing capacity and improve its liquidity.

CAPITAL EXPENDITURES

         The Company does not have any material commitments for capital expenditures at this time.

EFFECT OF INFLATION

         The Company believes that inflation has not had a material effect on its results of operations or financial condition during the last two fiscal years. The Company has not entered into long-term contracts with its customers or suppliers and has generally been able to pass along increased cost encurred buy it.

                           PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits. The following exhibits are filed herewith:


                      27. Financial Data Schedule.

               (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1998.

                                   SIGNATURES




         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 INDUSTRIAL TECHNOLOGIES, INC.


Date:  July 28, 1998             By: /s/   Gerald W. Stewart
                                     ------------------------------------------
                                     Gerald W. Stewart, Chief Executive Officer